Form 10KSB40
period 2000-03-31
ELGIN TECHNOLOGIES INC
filed 2000-07-14
CIK 1107947

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE FISCAL YEAR ENDED MARCH 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

              Commission file number: 1-15735

                            ELGIN TECHNOLOGIES, INC.
                       F/K/A CROSS ATLANTIC CAPITAL, INC.
               (Name of Small Business Registrant In Its Charter)

               DELAWARE                                          95-4581906
        (State or Other Jurisdiction                          (I.R.S. Employer
       of Incorporation or Organization)                    Identification  No.)

                                10 COLUMBIA DRIVE
                                AMHERST, NH 03031
              (Address of Principal Executive Offices and Zip Code)

                                 (603) 598-4700
              (Registrant's telephone Number, Including Area Code)

   Securities registered under to Section 12(b) of the Exchange Act:

                                      NONE

   Securities registered under to Section 12(g) of the Exchange Act:

                              VOTING COMMON STOCK,
                          $.000833 PAR VALUE PER SHARE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for its most recent fiscal year were $7,423,771.

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $9,113,386 as of March 31, 2000, based upon the closing price on the National Quotation Bureau "Pink Sheets." Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

         There were 20,051,601 shares of Common Stock issued and outstanding as of March 31, 2000.

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         The Company was incorporated as Cross Atlantic Capital, Inc. under the laws of the State of Delaware on May 28, 1986. The Company, since its incorporation through September 30, 1997, was inactive at which time it acquired all of the outstanding capital stock of Elgin e2 Inc. in exchange for 5,710,000 shares of its $.000833 par value common stock. The Company presently has two major product lines: Telecom Power and Master Lite Ballast Systems (Master Light-TM-).

TELECOM POWER
-------------

OVERVIEW

         The telecommunications power market is changing dramatically. This change is taking place within the central offices of telephone companies and cellular networks, as a result of the introduction of PCS (or Personal Communications System) and the development of the "information superhighway". Overall, the telecommunications power market is moving toward lower power requirements. The existing central office infrastructure, which consists of very large power plants, is changing. With telecommunications equipment requiring less power, many of these power plants are now being downsized to much smaller plants or are being retired totally. The RBOC's (or Regional Bell Operating Companies) are also downsizing their power staffing, which requires equipment that is easier to maintain. With the rapid growth in cellular telecommunication, smaller power in much higher volume is required. These companies are faced with not having an abundance of space or large maintenance staffs like the RBOC's. Cellular companies need compact equipment that is modular in design allowing for easy maintenance. Requirements include small power supplies that are deployed throughout the network which power various types of equipment. PCS is the newest area and is still being defined. The general requirement will be for very small power supplies and systems. The chart below indicates the range of power supplies by size and market segment.



---------------- --------------- ------------ ----------- ------------------

    48V/24V          CELLULAR          PCS     FIBER        CENTRAL OFFICE
---------------- --------------- ------------ ----------- ------------------
   3AMP/6AMP            X               X        X
---------------- --------------- ------------ ----------- ------------------
   6AMP/12AMP           X               X        X
---------------- --------------- ------------ ----------- ------------------
  12AMP/25AMP           X
---------------- --------------- ------------ ----------- ------------------
  25AMP/50AMP           X
---------------- --------------- ------------ ----------- ------------------
  50AMP/100AMP          X                                               X
---------------- --------------- ------------ ----------- ------------------
    100 AMP                                                             X
---------------- --------------- ------------ ----------- ------------------
  200-400 AMP                                                           X
---------------- --------------- ------------ ----------- ------------------



         The central office ("CO") requires much larger power systems than the cellular market environment. PCS and fiber require low-level power supplies, and new technology is pushing the levels lower than indicated on the above chart. Fiber includes "fiber to the curb" applications, "controlled environment vaults" and powering of "information network" applications. This market is made up of individual components and total systems. Components must be compatible with the individual power system, and each power system must meet the specifications of the customer's network needs. Many of the small systems are either incorporated into the customer's system/product or are standalone and support their remote equipment. These systems include the following: rectifiers, batteries, monitors/alarms and power distribution devices. Industry trends and projections point to rapid growth in the cellular, PCS and fiber telecommunications market over the next decade.

MARKET TRENDS

         A telecommunications power plant is a fully integrated power system used in telephony applications. It can be located in either the central office, an outside plant with a controlled environment, or at the point where PBX service is received at the client site. The DC power boards and DC systems used in power plants are comprised of several individual components. A typical power plant consists of five (5) subsystems: AC distribution, rectifiers and inverters, controllers, batteries and DC distribution. Those components specific to the business of the Company's Warren Power subsidiary include rectifiers, converters and inverters. Rectifiers convert the AC voltage into the DC voltage, DC-to-DC converters take DC input voltage and reduce voltage levels for specific applications, and inverters convert DC voltage back to AC. A broadband power plant is similar to a telecommunications power plant in that power condition equipment is supplied to a central location for broadband communications system. These systems include CATV, RBOCs, cellular and PCS.

         While the U.S. market for power plants is diminishing at the central office, it is growing in other areas of the world. As central offices abroad convert from analog to digital and reorganize power distribution and equipment, the efficiency of older power plants is in question. In addition, as demand for power increases, the interest in efficient, compact modular units increases. The objective is to increase the reliability of the central office by upgrading analog systems to digital based equipment, increasing power quality and reducing cable congestion. Market opportunity exists in Latin America and the Far East and is growing at an annual rate of approximately 20%.

         The greatest growth area for power plants is the PCS industry as this is the technology of the future in personal communications. CATV and cellular applications will also be major growth contributors. Currently, CATV providers entering the telecommunications market must meet the increased demands placed on telephone companies for reliability. This translates into increased demand for back-up power provided by power plants. A high level of interest in this industry is evidenced by the investments made by COX, Comcast, TCI and Time Warner. Further, the increase in both cellular communication use and product demand will lead to more complex product offerings and an increased need for power supplies. The market in Latin America is virtually untapped, indicating a vast opportunity for growth.

         The U.S. market for converters is $25.5 million while foreign market penetration has been quite low. In 1995, exports represented just 14% of total U.S. production. Even though most converters are supplied nationally, these levels indicate tremendous opportunity if pricing is targeted. Given the fact that foreign markets offer opportunities to suppliers around the world, competition is tight. The U.S. market for inverters is growing and is expected to keep pace with the overall communications power industry. The foreign opportunity for inverters is similar to that of converters. The U.S. market for rectifiers is approximately $166.1 million. Here too, there is little foreign trade. Imports totaled only 10% of production of U.S. consumption. In this case, foreign exports provide a greater market potential for suppliers. Currently, U.S. suppliers are shipping over 30% of their product abroad.

         The U.S. market for these power components is supplied according to a two-tier system. On the first tier, producers generally ship units to end-users, distributors, contractors and Value Added Resellers ("VAR's"). The distributor is the primary point person on the second tier. In this case, the distributor will ship products to the end-users, contractors and VAR's. On both levels, the majority of shipments are made directly to defined end-users such as OEM's manufacturing complete systems or private customers buying components that will be installed by independent contractors.

PRODUCT OVERVIEW

         The telecom power systems and components of the Company's Warren Power subsidiary are a composite of products from Elgin and Warren Power Systems with combined industry brand-name recognition of more than 80 years and are designed to be integrated into the energy subsystems which power communications systems. The telecom power business services the OEM, Central Office, Customer Premise/PBX, Cellular, Microwave, Fiber Optic and Government Telecommunications markets with four basic product categories.

         PROPRIETARY POWER PRODUCTS include battery chargers, eliminators, key system power supplies, ringing generations, converters, inverters, rectifiers and fuse panels. Most communication systems are designed to operate from a single DC Input or "rectifier", the purpose of which is to provide a continuous supply of DC power to the system at a highly regulated voltage under a variety of input and output conditions. The three technologies by which the output voltage is regulated are: 1) Linear or thyristor, 2) Ferroresonant, and 3) Switch-Mode. Warren Power offers a number of 48V and 24V Controlled Ferro-Regulated (CFR) units at a variety of output current levels. Further, Warren Power has introduced a new Switch-Mode Rectifier (SMR) to meet the rising demand for higher power densities in telecommunication applications. Key system power supplies support the business telephone equipment market, i.e. key telephone system/PBX phone equipment.

         While most telecommunications power plants operate from a single DC input voltage, auxiliary power requirements exist for other DC voltages as well as to replace commercial AC power during an outage. The conversion hardware performing these functions are called converters (i.e., they convert one DC voltage to another), and inverters (which convert a source of DC power to AC output). Ringing generators that produce and control the various signaling sources (i.e. busy signal, dial tone, etc.) are considered part of the telecom power market. Ringing generators are virtually identical to inverters from a functional standpoint, being powered from a DC source and producing an AC sine wave output. Warren Power offers a full line of ringing generators as well as a combination key telephone power supply and ringing generator system.

         ENGINEERED POWER DISTRIBUTION SYSTEMS include 24V and 48V, 50 to 4000 amp power board systems as well as microprocessor controlled remote monitor and control systems. Warren Power's standard power boards feature microprocessor controlled battery chargers and convert AC power to the DC power needed for telecommunications switching (central office) systems. The systems also provide other features that monitor and control critical operating parameters in order to protect the telecommunications switching equipment.

         ACCESS PRODUCTS include voice and data couplers. The access products consist of a line of protective devices registered with the FCC that are required when connecting unregistered equipment to a telephone line. The data couplers are used in conjunction with computers, data terminals and point of sale ("POS") terminals that send data via modem over telephone lines. The voice couplers provide the requisite protective functions for unregistered answering machines, dictation equipment and multi-trade voice recording equipment.

         At the outset of the FCC Equipment Registration Program initiated under
Part 68 of the FCC Rules, the market for such registered couplers was quite lucrative since equipment manufacturers sought an interim solution that would permit continued sales of unregistered products. More recently, most OEM's have incorporated the required protective functions into their products and registered them with the FCC. Thus, while the market has declined significantly, there remains a residual demand for the OEM sector as well as a replacement market in the end-use segment.

         INSTALLATION AND SERVICE. CSC, the Company's engineering and installation division installs power systems manufactured by Warren Power and other manufacturers that meet all RBOC standards. The Company's staff of senior engineers and technicians provides domestic and international installation and full detailed engineering services.

COMPETITION

         The competition in the power supply segment of the telecom market is substantial, dominated by large companies such as AT&T, Lucent Technologies, Northern Telecom and Lorain. These companies have enormous capital resources that provide them with a substantial advantage over smaller vendors. In addition, smaller companies such as Power Conversion Products, PECO II, Argus and LaMarche provide additional direct competition to the Company. Management believes that the overall size of the market provides substantial opportunities and that the Company's product offerings and service capabilities will allow it to successfully define its niche.

         The Company's customer base includes a wide variety of manufacturers of telecommunications equipment, computers, medical equipment and industrial controls. The customer list also includes some of the regional telephone operating companies, defense contractors, U.S. government agencies, public utilities and independent cellular operators.

         The Company currently has no publicly announced new product or service.

         The Company's business is subject to significant competition. The Company's products and capabilities are designed to serve two distinct markets. These are telecommunications power and custom power conversion. The following sections describe the competitors under each market segment.

TELECOMMUNICATIONS POWER

         As a relatively small company with very large competitors, customer service is essential to the success of the Company's business plan. The Company must be able to deliver quality product quickly, provide flexibility to the customer and maintain a full service offering. The major manufacturers of telecommunications power equipment engaged in competition within the U.S.

market are AT&T Energy Systems (Mesquite, TX) and Lorain Products (Lorain, OH), which maintain a combined approximate market share of 60%.

CUSTOM POWER CONVERSION

         The Company's brand names and product lines have been leading elements of the custom power conversion manufacturing business since the mid 1960's. The keys to success in this business are the abilities to deliver the electrical/mechanical design, gain prototype approval and move the product through production to delivery, all within a minimal lead time. The major national and regional competitors in the custom power supplies industry are Zytec (Eden Prairie, MN), ITT Power Systems (Tucson, AZ), Acme Electric (Cuba,
NY), AT&T Energy Systems (Mesquite, TX), Preferred Electronics (Westfield, MA) and Technipower (Danbury, CT).

         The Company procures electronic components, metal work, sub-assemblies and other raw materials utilizing a state of the art materials requirement planning system that ensures timely purchase of materials in order to meet production schedules and promised customer delivery dates. The Company relies heavily on external sources of supply and, for most components, has developed multiple commercial sources, including large and small distributors and OEM's. Passive electronic components are readily available through any of the large distributors within short lead times. For active electronic devices, availability varies, with most items readily available and a limited number of components available only from a single source of supply due to allocation or short supply. While delays in delivery of such single sourced critical components could cause deferment of planned production and delays in shipment of certain products, the Company attempts to identify acceptable alternate components or makes purchase arrangements through brokerage firms that specialize in locating difficult to find electronic items. The Company believes that the loss of any single source of supply would not materially affect the Company's business.

MASTER LITE BALLAST SYSTEM (MASTER LIGHT-TM-)
---------------------------------------------

         The fluorescent lighting products used in today's market have remained essentially unchanged in the past fifty (50) years. Twenty-five (25) years after the oil embargo, the United States has given up almost all the gains realized through energy conservation efforts during the late eighties and early nineties. The Company's dimmable electronic distributed lighting system (Master Light-TM-) may represent the ability for substantial savings for every energy lighting dollar.

PRODUCT OVERVIEW

         The lamp ballast is a critical element in the efficient operation of a fluorescent light. Ballasts typically perform two primary tasks in a fluorescent light: 1) power control conditioning, filtering and voltage transformation and
2) lamp control for both starting and continuous operation. Traditionally, these tasks have been performed together by a magnetic ballast in an approximately
2" x 12" box weighing about 2 to 6 pounds.

         Magnetic ballasts have been optimized, but at their best they present serious problems in noise, efficiency and regulation. Furthermore, their poor power factor limits the ability of the power utility to drive real power. In recognition of the seriousness of the disadvantages of the magnetic ballasts, the 1990 National Appliance Energy Conservation Act ("NAECA") required all ballasts for commercial fluorescent lighting systems to have efficiencies greater than or equal to those of energy efficient magnetic ballasts. This legislation effectively banned the use of a majority of magnetic technology for new lighting applications.

         To fill the void, the ballast industry has replaced the heavy magnetic ballast with solid state electronic units. This electronic circuitry converts the input AC voltage to a high voltage DC level using high frequency switching to boost the voltage while correcting the power factor. The DC is then converted back to high frequency AC avoiding noise and raising the light emission of the lamp for a given power input.

         The overall failure rate of existing electronic ballasts is higher than the rate of core and coil ballasts. This is a result of two factors: 1) hundreds of dependent components - if one fails, the entire ballast fails; and 2) attempts to lower total ballast cost through lower grade components (which fail more readily), increasing ballast failure rates.

         Despite poor reliability, inefficient design, and high cost, electronic ballast manufacturers have not been able to expand production quickly enough for demand. Electronic ballasts, despite their failings, have provided significant value to consumers through low total life cycle costs and enhanced lighting quality. Lighting engineers, building owners, and newly formed ESCO's have embraced the technology and are rapidly replacing existing magnetic ballasts with electronic ballasts.

         The mission of the Company's Logic Labs subsidiary has been to develop a product that could improve existing ballast designs and become the benchmark for all future ballast products. After years of diligent research and design, Logic Labs has not only developed an improvement to existing ballasts, it believes that it will develop a revolutionary system that may represent a quantum leap in ballasting. Logic Labs' technology moves away from traditional ballast design by separating power control and lamp control. The Company believes that this approach may result in a product that will no longer be simply a ballast, but a power distribution system which will out-perform every existing ballast in efficiency, reliability, flexibility and power quality at a cost below that of core coil magnetic ballasts.

         The Company engaged the Economics Resource Group, Inc. to evaluate the market potential of the Master Light-TM- technology in the fluorescent light industry. The results indicated a major market potential for the Master Light-TM- technology and with a favorable report against competition in today's fluorescent lighting industry.

         Dimming is provided as a standard feature at no additional cost. The drivers sense the output of the "master" and dim as commanded by the customer's control of the "master". This unique patented approach requires no additional wiring other than adjustment control and can be retrofitted into existing systems.

         Logic Labs is developing innovative features related to energy management as add-on components to the base Master Light-TM-. These features include daylight harvesting, occupancy sensing and in process lamp usage monitoring. Some "high end" ballasts presently offer these features as separate components, but at a wholesale price of more than 100% over the cost of the ballast. The Company believes that Logic Labs' Master Light-TM- is able to provide these features at a fraction of the competitors' cost, thereby further increasing energy savings.

COMPETITION

         Virtually every ballast manufacturer in today's marketplace has built its business by developing and delivering a large array of ballasts for the fluorescent lighting industry. The Company plans to make one of the primary attributes of the Master Light-TM- technology the ability to address a wide range of the fluorescent lighting industry's needs with a multi-purpose distributed dimmable electronic lighting system.

         The present design allows Master Light-TM- to give the customer the freedom and flexibility to attain their desired lighting using its distributed dimmable electronic lighting system. The multi-faceted features of the Master Light-TM- allow the customer to realize significant energy savings by utilizing the dimming and daylight harvesting features of the system; maintain constant desired lumen outputs per lamp as needed in each workplace environment and realize low harmonic distortion of less than 3%.

         Historically, fluorescent industry lighting users were required to select a specific ballast for a specific need or application. When the Master Light-TM- distributed dimmable electronic system is fully developed, the Company believes that the customer may be able to realize all attributes at a market competitive price with competition's best in class product.

         Logic Labs' competitors vary depending upon specific focus and overall fluorescent lighting needs. Motorola, Magnetek and Advance Transformer are primary competitors with Sunpark, SLI and Howard as secondary competitors.

PATENTS

         The Company has developed a network of interrelated patents, which cover the various configurations of the Master Light-TM- technology. To date, the Company has been granted three patents. The Company is in the application process for two additional patents.

FUTURE OPPORTUNITIES

         The Company plans development efforts, which may include international expansion, new product launches and product expansions. The Company holds international patent protection for the Master Light-TM- in the European community, Korea and Canada. When fully developed, the Company believes that the system will be so flexible that it may be able to operate in virtually any foreign electric system without redesign. The Company projects the foreign fluorescent lighting market to be ten (10) times the size of the U.S. market.

         The Company also intends to launch as a new product Master Light-TM-with integrated energy management. Given the centralized power control of the Master Light-TM-, the system could be ideally suited for advanced energy management and control. The Company has developed a patented approach to dimming control for light output. Current testing reveals that this feature enables light output dimming below 40% normal output. Further dimming capability raises the wholesale cost of the ballast substantially with diminished savings. The Company expects its dimming control to increase costs by no more than 10% to 20%.

         The Company plans to attempt to expand Master Light-TM- to applications outside the fluorescent lighting industry such as the neon lighting industry, transportation including automotive, avionics and shipbuilding and the high intensity gas tube lighting market such as metal halide, argon and sodium.

         The Company is also attempting to develop the ability to place the lamp driver inside the lamp. This technology would allow the Company to provide a substitute technology for use of compact fluorescents, one of the highest margin and fastest growing markets in lighting today. Compact fluorescents were designed to replace inefficient incandescent lights. By placing the lamp driver inside the lamp, the Company believes that it can significantly increase energy efficiency and reduce harmonic distortions. Such features could allow the "inside the lamp" technology to replace incandescent lighting. From an energy savings standpoint, the Company believes that, when fully developed, Master Light-TM- may far exceed core coil magnetic ballast competition.

         Four (4) customers accounted for 52% (15%,14%,13% and 10% respectively) of accounts receivable as of March 31, 2000. Sales to three (3) major customers amounted to 45% (18%,14% and 13% respectively) of total sales for the year ended March 31, 2000. Two (2) customers accounted for 14% and 12% of total sales for the year ended March 31, 1999.

         The Company's Telecom Power business does not currently own any patents, trademarks, licenses, concessions or franchises that are of any material value to its business, now or in the future. The Company is not party to any royalty or labor agreements.

         Products manufactured by the Company generally do not require any government approval. Products sold to agencies of the U.S. government (i.e., military, FAA, etc.) require adherence to certain specifications in the normal and ordinary course of manufacture.

         There exists no known current or pending government regulation that would either impede or enhance the operations of the Company.

         The Company's operations do not use, consume or generate any hazardous or environmentally dangerous materials. As a result, minimal costs are incurred in the compliance with Federal, State and local environmental laws.

         As of June 30, 2000, the Company employed a total of fifty-seven (57) employees, all of which are full time employees. None of these employees is covered by a collective bargaining agreement. The Company believes that its labor relations are good.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's headquarters and manufacturing facility is located in Amherst, New Hampshire in a 32,000 sq. ft., single story, brick and mortar building, maintained in very good condition. Use and occupancy costs are approximately $15,500 per month.

         The Company relocated from its Hudson, NH facility and entered into a new lease for the current headquarters on May 1, 2000. The new lease is for five years having an annual escalator and expires in April 2005. (See Risk
Factors -- Dependence on Major Production Facilities, herein below).

         In addition, the Company maintains a small leased office facility (approximately 1000 sq. ft.) in Erie, Pennsylvania where certain administrative functions reside for the monthly rental fee of One Thousand One Hundred Dollars ($1,100). The Company closed this facility and ended its lease in May 2000.

         The Company has also leased a small office in Leesburg, Virginia for the monthly rental fee of Five Hundred Dollars ($500), on a month-to-month basis. Research and development of the MSLB product line has been performed at this facility.

         On February 28, 2000, the Company terminated its obligation to lease a small office space in Saco, Maine, which had been leased for a monthly rental fee of Four Hundred Dollars ($400).

         Were funds to become available for investment, it is the opinion of management that those funds would be conservatively invested in short to medium range savings vehicles insured by the F.D.I.C. or its equivalent. Purchases of real estate would be limited to buildings occupied by the Company or its divisions. The Company has no intention to invest in real estate mortgages, non-occupied real estate or securities of any nature.

ITEM 3.  LEGAL PROCEEDINGS

ROMEO FEGUNDES & DAWN FEGUNDES V. WARREN POWER SYSTEMS

         This is an action filed in Supreme Court in Kings County, New York in July 1998 against Warren Power, New York Telephone Company, and Bell Atlantic seeking damages for personal injuries sustained during an installment by Comforce Global, Inc., a contractor for Warren Power. Comforce Global, Inc. has been brought into the case as a third party defendant. The complaint seeks compensatory damages of $11,000,000 and punitive damages of $3,000,000. The case involves an injury to a worker on a construction site that was supervised and controlled by Warren Power. Discovery is complete and the case has been set for trial. Warren Power has turned the matter over to its liability insurance carrier that has appointed legal counsel to represent Warren Power.

INVERNESS CORPORATION AND MENOTOMY FUNDING, LLC V. THE COMPANY

         This is an action filed in Middlesex Superior Court in Cambridge, Massachusetts in June, 1997 against the Company, EEI, EAC Acquisition I Corporation ("EAC") and others, alleging breach of contract and a variety of other causes of action relating to the alleged failure of EAC to repay certain loans and the failure of the Company to honor certain warrants to purchase common stock.

         In late 1996, the Company's investment bankers, Mason Cabot Holdings, Ltd., formed EAC for the purpose of acquiring the assets of a troubled corporation located in Billerica, Massachusetts. The parties intended that EAC would acquire the assets of the business and then manage its operations in an effort to make it a viable concern. As part of the transaction, Inverness sold the assets to EAC in return for a short-term note for $1,640,442. During the negotiation of the loan agreement, Inverness represented that it would provide working capital of $300,000 pursuant to the Revolving Line of Credit of $1,780,000 referenced in the loan agreement. As part of the consideration for the transaction, EEI issued a warrant to purchase 750,000 shares of stock in a publicly traded company that would be the survivor of a merger with EEI. Neither the Company nor EEI was ever a party to the loan transaction, nor did either guarantee the debt of EAC. Mason Cabot granted to the Company an option to purchase all of the common stock of EAC.

         The parties anticipated that the short-term note would be paid through the infusion of new capital from third party investors. However, after several loan forbearances for which EEI issued additional warrants, neither the working capital from Inverness nor any new capital from investors was forthcoming. By May 1997, EAC ceased to operate. Inverness filed suit to obtain money damages in the amount of $7,650,000 for the alleged failure to honor the warrants issued by EEI in connection with the transaction. It is the Company's position that the warrants are invalid because the issuance of the warrants was fraudulently induced and that the conditions precedent to the exercise of the warrants never occurred. The Company and EAC have counterclaimed against Inverness for common law fraud, breach of contract and related claims. The Company and EAC allege they were fraudulently induced into entering into the loan transaction and issuing the warrants in exchange for a non-existent operating line of credit based upon false representations by Inverness that it had the liquidity and ability to fund the line of credit. The case is presently in the discovery phase and trial is not expected before the year 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      MARKET INFORMATION

         The Company's stock was quoted on the OTC Bulletin Board from October 1997 through mid-November 1999 (Symbol: ELGN). As of mid-November 1999, bid and ask quotations for the Company's stock have been available on the NQB "Pink Sheets."

         The high and low sales prices of the Company's common stock for each of the following quarters are:




Quarter Ended                     High/Ask                       Low/Bid
---------------------------- ----------------------- --------------------------
March 31, 2000                        3.00                        .10
---------------------------- ----------------------- --------------------------
December 31, 1999                      .50                        .06
---------------------------- ----------------------- --------------------------
September 30, 1999                   1.875                       .125
---------------------------- ----------------------- --------------------------
June 30, 1999                        3.438                      1.563
---------------------------- ----------------------- --------------------------
March 31, 1999                        3.75                       2.25
---------------------------- ----------------------- --------------------------
December 31, 1998                     6.25                       1.75
---------------------------- ----------------------- --------------------------
September 30, 1998                   8.375                       6.00
---------------------------- ----------------------- --------------------------
June 30, 1998                        10.50                       7.00
---------------------------- ----------------------- --------------------------
March 31, 1998                       10.50                      9.875
---------------------------- ----------------------- --------------------------
December 31, 1997                     9.50                      4.375
---------------------------- ----------------------- --------------------------


Source:  Standard and Poor's Comstock

         These quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

SHAREHOLDERS OF RECORD

         There were 220 holders of record of the Common stock of the Company as of March 31, 2000.

DIVIDENDS DECLARED

         There are no, nor have there been any, cash dividends declared on the Voting Common stock of the Company. The Company is not likely to declare and pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         From March 1996 through December 1997, the Company raised $1,637,505 through various private placements of convertible notes and cashless warrants to purchase 409,375 shares of the Company's common stock at a purchase price of $4.00 per share. These transactions were exempt from registration under Section 4(2) and/or Rule 504 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act").

         From January 1997 through November 1997, the Company raised $7,300,000 through various private placements of warrants to purchase 7,300,000 of the Company" common stock at a price of $1 per share. These transactions were exempt from registration under Section 4(2) and/or Rule 504 of Regulation D of the Securities Act.

         From December 1997 through March 1998, the Company raised $2,365,301 through various private placements of warrants to purchase 788,434 of the Company's common stock at a price of $3 per share. These transactions were exempt from registration under Section 4(2) and/or Rule 504 of Regulation D of the Securities Act.

         In late 1996 and early 1997, warrants to purchase 1,350,000 shares of the common stock of the Company were issued to Inverness Corporation in connection with a loan agreement related to EAC. The validity and exercisability of these warrants are currently being challenged by the Company, as described in
Part II, Item 2 hereinabove.

         The Company issued 2,000,000 shares of unregistered common stock to American Compact Lighting in January 1998, in connection with the Company's purchase of Logic Labs, Inc. These transactions were exempt from registration under Section 4(2) of the Securities Act.

         In March and April of 1998, the Company sold 2,333,333 shares of common stock to Horace T. Ardinger, Jr. at a purchase price of $3.00 per share, for a total of $7,000,000. The transaction was exempt from registration under Section 4(2) and/or Rule 504 of Regulation D of the Securities Act. In connection with this sale, Mr. Ardinger also received warrants to purchase 100,000 shares of the Common Stock of the Company for which he paid nominal consideration. Said warrants are exercisable at $3.00 per share and expire March 10, 2003. In November, 1998 the Company granted Mr. Ardinger additional rights to avoid dilution of his ownership of the issued and outstanding or issuable shares of the Common Stock of the Company.

         In April, 1998 the Company issued one hundred thousand (100,000) unregistered shares of common stock to Lewis and Judith Kuniegel ("Kuniegel") pursuant to the Company's Agreement of Merger with Communication Service Company, a Maine corporation and Kuniegel. These transactions were exempt from registration under Section 4(2) of the Securities Act.

         In fiscal 1998, the Company issued 30,000 shares of its common stock, whose fair value was $90,000 at the date of issuance, to its corporate general counsel in payment of legal services rendered aggregating $90,000.

         During fiscal 1999, the Company's Board of Directors authorized the issuance of 97,200 shares of its common stock having a fair market value at the time of issuance of $291,600 to employees of the Company as bonuses for services rendered.

         Securities are issuable to Mason Cabot, as placement agent in several of the Company's various private placements, the amount and form of which are currently under negotiation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related notes included herein.

FORWARD LOOKING STATEMENTS AND CERTAIN RISK FACTORS

         The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's lack of profitability, its dependence on a limited number of customers and key personnel, its ongoing need for additional financing and its dependence on certain industries. The Company is also subject to other risks detailed herein or which will be detailed from time to time in the Company's future filings with the Securities and Exchange Commission.

RISK FACTORS

OPERATING LOSSES, CASH FLOW SHORTAGES AND GOING CONCERN

         The Company has limited access to available working capital, which impacts the Company's ability to operate efficiently. As a consequence, results from operations have been negatively affected and it is expected that they will continue to be adversely affected. There exists a substantial risk that the Company will be required to curtail or discontinue its current business operations.

         Since EEI commenced operations in 1994, the Company and its subsidiaries, have produced losses in each year and had an accumulated deficit of $39,775,000 at March 31, 2000. For the year ending March 31, 2000 , the Company has continued to experience losses of $4,280,000 on revenues of $7,424,000. The major contributors to the accumulated losses were continued research and development efforts to bring Master Light-TM- to market, along with the capital needed to rebuild the telecom power and conversion businesses.

         The Company and its subsidiaries have experienced cash flow constraints throughout their operating history, resulting in lower orders and decreased margins. The Telecom Power business has been negatively impacted in its efforts to turnaround and expand, principally by the Company's history of lack of working capital, restructuring, consolidations and substantial operating losses. Management is making every effort to reverse these trends by reducing the operating costs of the Company's existing product lines and seeking to expand into less costly, more profitable products and services. These efforts will, however, require increased capital infusion and Management cautions that there can be no assurances that these efforts will be successful.

         Even though the Company is in the process of bringing Master Light-TM-to market, there can be no assurance that the Company will successfully complete the product's technology or that the product and technology will gain acceptance or that the Company will not experience adverse operating results, including, but not limited to substantial additional losses, in the future.

         The substantial operating losses of the Company's operating segments incurred through and subsequent to March 31, 2000, and the Company's limited ability to obtain financing other than from one major investor raises substantial doubt concerning the ability of the Company to realize its assets and pay its obligations as they mature in the ordinary course of business. These conditions, among others, raises substantial doubt among the Company's independent auditors about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management is making every effort to reverse these trends by the hiring of a new President/CEO and appointing a new Vice President as head of sales to implement a turnaround of the Company's businesses. New management will continue efforts to reduce the operating costs of the Company's existing product lines and seek to expand into less costly, more profitable products and services. These efforts will, however, require increased working capital infusions. At present the Company's sole source of financing is from one major investor. Management cautions that there can be no assurances that these efforts will be successful or that the investor will continue to provide financing or that alternative sources of funds will be available for management to implement its plan.

SUBSIDIARY BANKRUPTCY

         On June 1, 1998, EEI (the Company's wholly-owned subsidiary) filed a Chapter 7 bankruptcy petition in the United States Bankruptcy Court for the Western District of Pennsylvania. In connection with the bankruptcy, DC&A Partners, EEI's largest secured creditor, purchased EEI's assets from the Bankruptcy Court for $177,000. DC&A is a company formed by principals of Mason Cabot, the Company's former investment banking firm. Until the bankruptcy has been concluded, there is a possibility that the Bankruptcy Court could invalidate certain pre-petition transactions or make other findings, determinations or rulings that could have material adverse effects on the Company and/or its properties.

BUSINESS DEVELOPMENT RISKS

         The Company is following a business plan intended to expand its sales efforts and market penetration along with the continued development and marketing of the MBLS technology. Implementation of this plan will require substantial additional capital for product development, marketing and promotion. No assurance can be given that the Company will be successful in expanding its current sales or distribution capabilities or developing new products that result in increased sales and earnings or that its marketing and promotion activities will have the intended effect of expanding sales and increasing earnings.

COMPLETION OF TECHNOLOGY DEVELOPMENT; RELIANCE ON NEW PRODUCT INTRODUCTIONS

         The ability of the Company to execute its business plan is substantially reliant upon the completion of the development of its proprietary technologies, including but not limited to Master Light-TM-, and the successful marketing of products based upon those technologies. There can be no assurance that the Company will complete this development or that such development will result in viable and/or marketable products. The Company's failure to complete the development of its technologies and/or market products based thereon could have a material adverse effect on the Company's financial condition and results of operations.

         Furthermore, as a result of technological changes and developments, many technologies are successfully marketed for only a short period of time. There can be no assurance that (i) any of the Company's current or future products will continue to be accepted for any significant period of time or (ii) the market will accept the Company's new products, or if such acceptance is achieved, that it will be maintained for any significant period of time. The Company's success will be dependent upon the Company's ability to bring existing products to market and to develop new products and product lines. The failure of the Company's products and product lines to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on the Company's financial condition and results of operations.

NEED FOR ADDITIONAL FINANCING

         The Company currently has only one major investor as its sole financing source. There can be no assurance that this investor will continue to fund the Company's operations. Without working capital from this investor or an alternative financing source, the Company could be required to curtail or discontinue its current business operations. The Company's business plan is based upon current assumptions about the costs of its implementation. If these assumptions prove incorrect or if there are unanticipated expenses, the Company may be required to seek additional equity and/or debt financing. No assurance can be given that the Company will be able to obtain such financing upon favorable terms and conditions. Moreover, no assurance can be given that the Company will be able to successfully implement any or all of its business plan, or if implemented, that it will accomplish the desired objectives of product expansion and increased revenues and earnings.

                             SELECTED FINANCIAL DATA



                                                      FOR THE YEARS ENDED
                                                            MARCH 31,
                                               --------------------------------
                                                    2000               1999
                                                -----------         -----------
Sales                                            $7,424,000          $7,218,000
Cost of sales                                     6,960,000           7,088,000
                                               ------------          ----------
Gross margin (loss)                                 464,000             130,000
Operating expenses                                3,538,000           4,379,000
                                               ------------          ----------
Operating loss                                  ( 3,074,000)        ( 4,249,000)
Other expenses                                    1,206,000             754,000
                                                ============        ============
Net loss                                        ($4,280,000)        ($5,003,000)
                                                ============        ============


SALES

         The Company had sales of $7,424,000 for fiscal 2000 and $7,218,000 for fiscal 1999. The nominal increase in sales of $206,000 (2.9 %) was mainly the result of regaining stability in the business, which had been interrupted in 1998 as a result of the consolidation of the Company's Erie, Pennsylvania and Hudson, New Hampshire facilities. In addition, the acquisition of CSC in May, 1998 helped to offset the loss in sales from the filing of Chapter 7 bankruptcy protection by the Company's subsidiary, EEI in June, 1998.

COST OF SALES

         The cost of sales for fiscal 2000 and 1999 were $6,960,000 and $7,088,000 (representing 94% and 98% of sales respectively). Fiscal 2000 reflects the cost reduction benefits implemented during the year. The low volume levels that the company has experienced in both fiscal years has limited the margin contribution to fixed manufacturing costs resulting in nominal gross margins.

OPERATING EXPENSES

         Operating expenses were down $841,000 (19%) from $4,379,000 (61% of sales) in fiscal 1999 to $3,538,000 (48% of sales) in 2000. Cost reductions and lower legal fees were the major contributors to this reduction. In addition, the Company reduced spending in R&D by $580,000, as the Master Lite Ballast Systems' technology transitioned to production. In fiscal 1999 the Company had excess bad debt reserves resulting in income of $110,000 and in fiscal 2000 the Company provided $72,000 in reserves for bad debt resulting in an increase in spending of $182,000. Also in fiscal 1999 the Company issued stock to employees at a cost of $292,000.

OTHER EXPENSES

         Other expenses increased $452,000 (60%) from $754,000 (10% of sales) to $1,206,000 (17% of sales) in fiscal 1999 and 2000, respectively. Interest expense on the loan agreement increased by $706,000 due to increased borrowings from an affiliate.. Fiscal 1999 included net intangible write-offs and amortization of $330,000. This increase is attributable to a charge to operations for the goodwill associated with an acquisition at the time of purchase. The Company abandoned property assets of $14,000 in 1999.

EXECUTIVE OFFICERS AND KEY MANAGERS

         On January 25, 2000, the Company's President and Chief Executive Officer, William Mosconi resigned. From January 25, 2000 to February 21, 2000, Michael J. Smith, a member of the Company's board of directors, served as President, Interim Chief Executive Officer and Interim Chief Financial Officer. On February 21, 2000, the Company entered into an employment agreement with Jonathan Scott Harris, to serve as President and Chief Executive Officer for an initial term of two years. Mr. Smith continues as a member of the Company's board of directors, and as the Company's Chief Financial Officer and Executive Vice President.

         On February 28, 2000, the Company terminated the employment of Lewis W. Kuniegel for cause. Mr. Kuniegel served as Vice President of the Installation and Servicing of Tele-communications Products Division (CSC). The Company has yet to name a successor to Mr. Kuniegel's position.

INFLUENCE BY CHAIRMAN; STOCKHOLDERS AGREEMENT

         The Company's Chairman, Primo Ianieri, beneficially owns 3,220,099 shares of Common Stock, representing 6.4% of the Company's issued and outstanding stock, and rights to purchase stock. As a result, Mr. Ianieri could influence most matters requiring approval of the stockholders of the Company. Furthermore, the Company, Mr. Ianieri and other significant stockholders of the Company are parties to a Stockholders Agreement dated as of September 28, 1997 that provides, inter alia, that:

         The Company's Board of Directors shall consist of seven (7) seats; Three (3) of said Directors shall be selected by Mr. Ianieri and one of which shall be Mr. Peter Bordes, Sr.
         The three (3) Directors selected by Mr. Ianieri shall comprise an Executive Committee of the Board of Directors, which shall have veto power over any proposed acquisition, merger, offering or sale of equity securities, borrowings or other issuances of debt securities.

Copies of said Stockholders Agreement are available from the Company and the Placement Agent.

INFLUENCE BY INVESTOR; SUBSTANTIALLY ALL ASSETS PLEDGED; CONTINUED DILUTION

         In connection with a Secured Revolving Credit Agreement, Convertible Revolving Promissory Note, Stock Pledge Agreement and Security Agreements between the Company and Horace T. Ardinger, Jr. dated as of November 13, 1998 and subsequent amendments thereto, (the "Ardinger Credit Documents") as well as credit agreements with others, the Company has pledged substantially all of its assets as security for the performance of its obligations. In the event that the Company was to default on the payment of any amounts owed under the agreements, the lenders would have the ability to satisfy the obligations by selling or causing the sale of some or all of the assets of the Company.

         Under the terms of the Ardinger Credit Documents, as of March 31, 2000, Mr. Ardinger beneficially owns or has the right to acquire 31,082,151 shares of the Company's common stock which is 62.0% of the total amount of beneficially owned common stock of the Company (see Item 4 hereinbelow). As a result, Mr. Ardinger would be able to greatly influence most matters requiring approval of the stockholders of the Company, including the election of the majority of the Board of Directors. Pursuant to a Voting Agreement dated as of April 1, 1998, (see Exhibit 5.1), Mr. Ardinger is entitled to either be elected to the Company's Board of Directors or have his designee so elected. Mr. Ardinger's current designee to the Company's Board of Directors is Michael Smith, who also currently serves as the Company's Chief Financial Officer and Executive Vice President. Mr. Ardinger has also been granted a license in California, Texas and Florida in certain proprietary technology of Logic Labs and rights of first refusal to potential future licensing of certain related technology pursuant to a License Agreement dated as of April 1, 1998 (see Exhibit 5.2). Furthermore, as a result of ongoing capital contributions by Mr. Ardinger, his beneficial ownership of the Company's common stock is likely to increase and may result in continued substantial dilution to the current holdings of the other stockholders.

DEPENDENCE ON MAJOR PRODUCTION FACILITIES

         One hundred (100%) percent of the Company's production is located at its facility in Amherst, New Hampshire. An interruption of that production or transportation to and from the production facilities, by natural disasters or other causes, would materially and adversely affect the Company's business and results of operations.

LIMITATION ON DIRECTORS' LIABILITIES UNDER DELAWARE LAW

         Under Delaware law, directors of the Company are not liable to the Company or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

ABSENCE OF DIVIDENDS

         The Company has paid no cash dividends on its Common Stock since inception. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                                 MARCH 31, 2000

                                    I N D E X




                                                                     PAGE NO.
FINANCIAL STATEMENTS:

       Independent Accountants' Report ...................................21

       Consolidated Balance Sheet as at March 31, 2000 ...................22

       Consolidated Statements of Operations
         For the Years Ended March 31, 2000 and 1999 .....................23

       Consolidated Statements of Changes in Capital Deficiency
         For the Years Ended March 31, 2000 and 1999 .....................24

       Consolidated Statements of Cash Flows
         For the Years Ended March 31, 2000 and 1999 ...................25 - 26

       Notes to Consolidated Financial Statements ......................27 - 42



                      WEINICK SANDERS LEVENTHAL & CO., LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                       1515 BROADWAY NEW YORK, N.Y. 10036


                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Elgin Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Elgin Technologies, Inc. (formerly Cross Atlantic Capital, Inc.) and subsidiaries as at March 31, 2000, and the related statements of operations, cash flows, and capital deficiency for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elgin Technologies, Inc. (formerly Cross Atlantic Capital, Inc.) and subsidiaries as at March 31, 2000, and the results of their operations and their cash flows for each of the two years ended March 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $11,272,070 and liabilities exceed assets by $11,070,149 at March 31, 2000 and, in addition, the Company has incurred losses since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to this matter is discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /S/ WEINICK SANDERS LEVENTHAL & CO., LLP

New York, N. Y.
May 25, 2000

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000


  Cash                                                                     $    144,839
  Accounts receivable, less allowances for
    doubtful accounts and customer deductions                                 1,194,315
  Inventories, at cost, reserve for obsolescence,
    excess quantities and valuation                                           1,603,391
  Prepaid expenses and other current assets                                      77,747
        Total current assets                                               -------------        $ 3,020,292

Property assets, net of accumulated depreciation                                                     53,818

Other assets:
  Deferred financing costs, net                                                  59,395
  Deposits and other assets                                                      88,708
        Total other assets                                                     --------             148,103
                                                                                                    -------
                                                                                                $ 3,222,213
                                                                                                ===========

                 LIABILITIES AND CAPITAL DEFICIENCY
                 ----------------------------------

Current liabilities:
  Revolving credit agreement                                               $  6,725,000
  Current maturities of long-term debt                                        2,206,663
  Due to affiliates                                                           1,141,273
  Accounts payable                                                            1,549,619
  Pre-petition liabilities                                                    1,012,000
  Accrued expenses and other current liabilities                              1,657,807
                                                                              ---------
        Total current liabilities                                                               $14,292,362

Long-term debt                                                                2,206,663
Less:  Current maturities                                                     2,206,663
        Total long-term debt                                                  ---------               -

Capital deficiency:
  Common stock, $.000833 par value
    Authorized - 60,000,000 shares
    Issued - 20,051,601 shares                                                   16,703
  Additional paid-in capital                                                 28,830,006
  Accumulated deficit                                                     ( 39,775,234)
  Treasury stock - at cost                                                 (   141,624)
                                                                           ------------
        Total capital deficiency                                                               ( 11,070,149)
                                                                                              -------------
                                                                                                $ 3,222,213
                                                                                              =============


                                 See notes to consolidated financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 FOR THE YEARS ENDED
                                                       MARCH 31,
                                         ------------------------------------
                                           2000                        1999
                                        ----------                  ---------
Net sales                              $ 7,423,771                $ 7,217,586
Cost of sales                            6,959,921                  7,087,955
                                       -----------                -----------
Gross margin                               463,850                    129,631
                                       -----------                -----------

Operating expenses:
  Selling                                  896,965                    577,515
  Research and development                 826,680                  1,407,048
  General and administrative             1,742,406                  2,504,030
  Bad debts                                 71,656                  ( 110,300)
                                       -----------                -----------
Total operating expenses                 3,537,707                  4,378,293
                                       -----------                -----------

Loss from operations                    (3,073,857)                (4,248,662)
                                       -----------                -----------

Other expenses:

  Interest                               1,116,646                    410,499
  Amortization of intangibles
    and financing costs                     89,091                     29,697
  Write-off of intangibles                      --                    300,000
  Abandonment of property assets                --                     14,038
                                       ===========                ===========
Total other expenses                     1,205,737                    754,234
                                       -----------                -----------

Net loss                               ($4,279,594)              ($ 5,002,896)
                                       ===========               ============

Net loss per common share                   ($0.22)                    ($0.31)
                                       ===========                ===========

Weighted average number of
  shares outstanding                    19,885,303                 15,900,850
                                       ===========                ===========




                See notes to consolidated financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

            CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999



                                                NUMBER                         ADDITIONAL           nUMBER
                                                  OF                             PAID-IN               OF
                                                SHARES            AMOUNT         CAPITAL             SHARES           AMOUNT
                                                -------           ------        --------            -------          -------
Balance at April 1, 1998                        9,590,333         $ 7,990      $21,186,324                -          $      -
Purchase of redeemable common
  stock for cash and issuance
  of cashless warrants for debt                       -               -            410,000          2,460,000        (141,624)
Net proceeds from sale of
  securities                                    2,163,334           1,802        5,966,381                -                -
Common stock issued in partial
  payment of acquisition
  of subsidiary                                   100,000              83          299,917                -                -
Common stock issued in
  settlement of litigation                         16,800              14           50,386                -                -
Common stock issued as
  employee compensation                            97,200              81          291,519                -                -
Debt converted into common
  stock and warrants                              105,950              88          625,924                -                -
Conversion of warrants into
  common stock                                  6,859,434           5,714          ( 5,714)               -                -
Net loss for the year                                 -               -                -                  -                -
                                              ------------        --------     -----------         ----------        ----------
Balance at March 31, 1999                      18,933,051          15,772       28,824,737          2,460,000        (141,624)
Conversion of warrants into
  stock                                         1,117,000             930            ( 930)               -                -
Conversion of debt into common                                                                                             -
  stock                                             1,550               1            6,199                -                -
Net loss for the year                                 -               -                -                  -                -
                                              ------------        --------     -----------         ----------        ----------

Balance at March 31, 2000                      20,051,601         $16,703      $28,830,006          2,460,000       ($141,624)
                                              ------------        --------     -----------         ----------        ----------




                                                              TOTAL
                                          ACCUMULATED        CAPITAL
                                             DEFICIT        DEFICIENCY
                                          ------------     ------------

Balance at April 1, 1998                 ($30,495,744)     ($ 9,301,430)
Purchase of redeemable common
  stock for cash and issuance
  of cashless warrants for debt                    -            268,376
Net proceeds from sale of
  securities                                       -          5,968,183
Common stock issued in partial
  payment of acquisition
  of subsidiary                                    -            300,000
Common stock issued in
  settlement of litigation                         -             50,400
Common stock issued as
  employee compensation                            -            291,600
Debt converted into common
  stock and warrants                               -            626,012
Conversion of warrants into
  common stock                                     -                -
Net loss for the year                     ( 5,002,896)      ( 5,002,896)
                                         -------------     ------------
Balance at March 31, 1999                ( 35,498,640)      ( 6,799,755)
Conversion of warrants into
  stock                                            -                -
Conversion of debt into common                     -                -
  stock                                            -              6,200
Net loss for the year                     ( 4,276,594)      ( 4,276,594)
                                         -------------     ------------

Balance at March 31, 2000                ($39,775,234)     ($11,070,149)
                                         -------------     ------------


            See notes to consolidated financial statements.

                                     ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      (Formerly Cross Atlantic Capital, Inc.)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    FOR THE YEARS ENDED
                                                          MARCH 31,
                                                -------------------------
                                                   2000            1999
                                              ------------    ------------
Cash flows from operating activities:
  Net loss                                     ($4,276,594)    ($5,002,896)
                                              ------------    ------------
  Adjustments to reconcile net loss to
      cash used in operating activities:
    Accrued interest on affiliated debt            823,312         204,749
    Depreciation and amortization                  224,712          80,889
    Abandonment of property assets                     -            14,038
    Provision for inventory obsolescence        (3,250,592)     (1,615,950)
    Provision for doubtful accounts                 14,500        (110,000)
    Common stock issued for
      Litigation settlement                            -            50,400
      Services rendered                                -           291,600
    Write-off of intangibles                           -           300,000
    Changes in assets and liabilities:
      Accounts receivable                          320,354        (896,078)
      Inventories                                2,481,330       1,508,931
      Prepaid expenses and
        other current assets                       (32,794)         29,800
      Deposits and other assets                    (85,348)         13,400
      Accounts payable                             281,243      (1,250,739)
      Accrued expenses and other
        current liabilities                       (109,347)       (399,688)
                                             -------------     -----------
                                                   667,370      (1,778,648)
                                             -------------     -----------
Net cash used in
  operating activities                          (3,609,224)     (6,781,544)
                                             -------------     -----------
Cash flows used in investing activities:
  Property assets                                  (16,497)              -
                                             -------------     -----------
Cash flows from financing activities:
  Proceeds from sale of securities                     -         5,968,183
  Purchase of redeemable securities                    -          (141,624)
  Proceeds from (repayment of)
    affiliates debt                              2,436,080       4,104,826
  Proceeds from (repayment of)
    debt                                          (250,000)     ( 1,512,635)
  Deferred financing costs                             -          ( 178,183)
                                             -------------     -----------
Net cash provided by
  financing activities                           2,186,080        8,240,567
                                             -------------      -----------
Net increase (decrease) in cash                 (1,439,641)       1,459,023
Cash at beginning of period                      1,584,480          125,457
                                             -------------      -----------
Cash at end of period                          $   144,839       $1,584,480
                                              ============      ===========


                 See notes to consolidated financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                  FOR THE YEARS ENDED
                                                        MARCH 31,
                                                 --------------------
                                                2000              1999
                                                -----             ----
Supplemental Disclosures of
    Cash Flow Information:
  Cash payments made for:
    Interest                                 $ 128,071         $ 74,869
                                            ===========      ==========
    Income taxes                             $       -         $      -
                                            ===========      ==========

Supplemental Schedule of
    Non-Cash Financing and
    Investing Activities:

  Conversion of debt to equity               $ 6,200          $ 626,012
                                            ===========      ==========

  Common stock issuances for
    Litigation settlement                    $     -          $  50,400
                                            ===========      ==========
    Services rendered                        $     -          $ 291,600
                                            ===========      ==========


                       See notes to consolidated financial

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    As at March 31, 2000 and for the Two Years Then Ended

NOTE 1   - REALIZATION OF ASSETS - GOING CONCERN.

                  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred substantial operating losses in each of its segments for the two years ended March 31, 2000. Management on June 1, 1998 placed its contract engineering division of its telecommunications segment into voluntary liquidation when management caused a filing under Chapter 7 of Title 11 of the United States Bankruptcy Code for its wholly-owned subsidiary, e2 Electronics, Inc. ("Petitioner"). The Court appointed a trustee who is liquidating the assets of Petitioner for the benefit of its creditors.

                  The accompanying consolidated financial statements reflect a working capital deficiency of $11,272,000 at March 31, 2000, of which $1,012,000 is attributable to the net obligations of the Petitioner. Upon the conclusion of the liquidation of the Petitioner, the capital deficiency at March 31, 2000, will decrease by the forgiveness of the net indebtedness of the Petitioner of $1,012,000. The Company's segments, lighting manufacturing and telecom power system equipment manufacturing, incurred losses from operations of $2,329,000 and $745,000, respectively, and in fiscal 2000 and in fiscal 1999 incurred operating losses of $1,271,000 and $2,978,000, respectively. In fiscal 2000 and 1999, these segments had a combined negative cash flow from operating activities of $3,609,000 and $6,782,000. The Company's primary source of cash has been the sale of its securities to and loans from a stockholder.

                  As described in Note 12, the Petitioner, the Company and/or its continuing subsidiaries are defendants in a number of legal actions, some of which, should the plaintiffs prevail, would have a serious adverse effect on the Company's financial condition.

                  The substantial operating losses of the Company's operating segments incurred through and subsequent to March 31, 2000, and the Company's limited ability to obtain financing other than from a stockholder raises substantial doubt concerning the ability of the Company to realize its assets and pay its obligations as they mature in the ordinary course of business. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management is making every effort to reverse these trends by the hiring of a new President/CEO and appointing a new Vice President as head of sales to implement a turnaround of the Company's businesses. New management will continue efforts to reduce the operating costs of the Company's existing product lines and seek to expand into less costly, more profitable products and services. These efforts will, however, require increased working capital infusions. At present the Company's sole source of financing is from a stockholder. Management cautions that there can be no assurances that these efforts will be successful or that the stockholder will continue to provide financing or that alternative source of funds will be available for management to implement its plan.

NOTE 2   - BANKRUPTCY PROCEEDINGS - CHAPTER 7.

                  On June 1, 1998, management filed a petition for its wholly owned subsidiary, e2 Electronics, Inc., under Chapter 7 of Title 11 of the United States Bankruptcy Code in the Western District of Pennsylvania of the United States Bankruptcy Court (the "Court"). e2 Electronics, Inc. sought to have the court liquidate its assets and disburse the proceeds therefrom to its creditors for which the Court appointed Trustee. The accompanying financial statements include the results of operations of e2 Electronics, Inc. until the date of the Chapter 7 filing. The results of operations of e2 Electronics, Inc., since the filing, are not included in the accompanying financial statements because the all operations and records thereof were conducted by the Court appointed Trustee and are not available for audit.

                  Certain assets aggregating $915,000 at historical cost and certain liabilities aggregating $1,032,000 of the Petitioner which were part of the Company's telecom power system manufacturing segment were sold by management to another of the Company's subsidiaries in that segment at the time of the filing of the petition. This sale was reviewed by the Trustee who required an auction for the net assets. The winning bid for the net assets of $177,000 was from an entity controlled by the Company's investment bankers. This entity in 1999 sold these net assets to another of the Company's subsidiaries for the same amount as its successful bid.

NOTE 3   - DESCRIPTION OF BUSINESS.

                  The Company was incorporated as Cross Atlantic Capital, Inc. under the laws of the State of Delaware on May 28, 1986. The Company, since its incorporation through September 30, 1997, was inactive at which time it acquired all of the outstanding capital stock of Elgin e2 Inc. in exchange for 5,710,000 shares of its $.000833 par value common stock. Prior to the acquisition, CROA had issued and outstanding 600,000 shares of its common stock. The acquisition transaction is being accounted for as a recapital-ization at historical cost of Elgin e2 in a manner similar to a pooling of interests. In January 1998, the Company changed its name to Elgin e2, Inc. and later to Elgin Technologies, Inc. Simultaneously, Elgin e2, Inc. changed its name to e2 Electronics, Inc.

                  e2 Electronics, Inc. was incorporated in Delaware in April 1994 as a provider of contract manufacturing services and custom power equipment to original equipment manufacturers in the industrial process control, medical instrumentation and telecommunications industries. e2 Electronics, Inc. commenced operations in April 1994 with its acquisition of the net assets of Charter Technologies, Inc. from a United States Bankruptcy Court appointed Trustee. e2 Electronics, Inc. also acquired certain net assets from two other entities in fiscal 1995. These three acquisitions resulted in the recording of $1,018,000 in goodwill.

                  e2 Electronics, Inc. on July 10, 1996, acquired all of the capital stock of Ascom Warren, Inc. ("Warren") in a transaction accounted for as a purchase. e2 Electronics, Inc. then merged Warren into itself. The purchase price of $2,298,000 for the Company's power system manufacturing segment was paid in cash of $1,298,000 plus the issuance of a $1,000,000 promissory note (10% interest, payable in four annual installments of $250,000). The Company was contingently liable for additional payments to seller in the amount of 3% of net sales that exceeded $10,000,000 in each of the three fiscal years ended March 31, 1999. The segment did not achieve the requisite sales level in any of the periods and no additional liability is due to the seller of Warren.

                  In December 1997, Elgin Technologies, Inc. acquired all of the capital stock of Logic Laboratories, Inc. ("Logic") for 2,000,000 shares of its common stock plus a conditional payment of an additional 500,000 shares of the Company's common stock if and when Logic achieves $10,000,000 in sales in any one fiscal year in a transaction accounted for as a purchase. Logic commenced the sale of its products during the three months ended December 31, 1999.

                  On April 24, 1998, the Company acquired all of the assets and liabilities of Communication Service Company ("CSC") which installs power systems for 100,000 shares of its common stock plus the cash and accounts receivable of CSC on the date of acquisition. The transaction is being accounted for as a purchase in the accompanying financial statements. The fair value of the consideration paid to the sellers of CSC exceeded the fair value of the remaining net assets acquired by $300,000 and initially was recorded as goodwill. The goodwill was charged to operations on the acquisition date do the uncertainty of the Company's ability to continue as a going concern.

                  The accompanying consolidated financial statements as at March 31, 2000 and for the two years then ended include the accounts of the Company and its wholly-owned subsidiaries except for e2 Electronics, Inc. whose accounts are included from April 1, 1998 to the date of the filing of its bankruptcy proceedings on June 1, 1998. Upon the filing of the bankruptcy petition, the assets and liabilities are being liquidated by the Trustee of the Court. The accompanying financial statements reflect the acquisitions of CSC, Logic, Warren and the net assets of Charter Technologies, Inc. from their respective dates of their purchase through March 31, 2000.

NOTE 4   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         Revenue Recognition:

                  The Company recognizes revenues in accordance with generally accepted accounting principles in the period in which it performs its installation or contracting services and in which its products are shipped to its customers. The Company records expenses in the period in which they are incurred, in accordance with generally accepted accounting principles.

         Use of Estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Cash and Cash Equivalents:

                  The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Concentrations of Credit Risk:

                  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions that at times may be in excess of the FDIC insurance limit.
                  Agencies of the U.S. government accounted for 13% and 14% sales in fiscal 2000 and 1999, respectively. Another customer accounted for 14% and 13% of sales in fiscal 2000 and 1999, respectively. A third customer who accounted for 18% of sales in 2000 was less than 2% in fiscal 1999. Although concentrations of credit risk with respect to trade accounts receivable of the Company's segments are limited due to the wide number of their customers, Three customers at March 31, 2000 accounted for 15%, 14%,and 13% of accounts receivable. At March 31, 1999, agencies of the U.S. government accounted for 24% (3% at March 31, 2000) and another customer accounted for 33% (10% at March 31,2000) of accounts receivable. Additionally, the Company's segments have an allowance for doubtful accounts of $90,000, $90,000 and $100,000 as at March 31,2000, 1999 and 1998, respectively. The Company's discontinued contracting operations required an allowance for doubtful accounts of $100,000 at March 31, 1998. With the filing of the e2 Electronics, Inc.'s bankruptcy proceedings, the receivables of this subsidiary were placed in the custody of the Trustee who is responsible for their liquidation.

         Inventories:

                  Inventories are valued at the lower of cost (first-in, first-out method) or market. The financial statements reflect an allowance for obsolescence and disposal of inventory of $1,980,000 $5,231,000, and $6,847,000 at March 31, 2000, 1999, and April 1, 1998,
         respectively.

         Property and Equipment:

                  The cost of property and equipment is depreciated over the estimated useful lives of the related assets of 5 to 10 years. The cost of leasehold improvements is amortized over the lessor of the length of the related leases or the estimated useful lives of the assets. Depreciation is computed on the straight-line method for financial reporting purposes. Repairs and maintenance expenditures which do not extend original asset lives are charged to income as incurred.

         Goodwill:

                  The cost in excess of the fair value of the assets acquired had previously been recorded as goodwill and had been amortized over a 10-year period. Management continually reviewed the results of the business operations of its acquisitions and in March 1997 determined that certain goodwill arising from those acquisitions was permanently impaired. Management determined that these business operations could not recover the cost associated with the goodwill in the foreseeable future and charged the unamortized portion of the goodwill to operations at the date it became impaired. The goodwill associated with the acquisition in April 1998 of Community Services Company was charged to operations at the purchase date because management was unable to determine if such costs would be recovered in the future primarily due to the continuing uncertainty of the Company's ability to continue as a going concern. Accordingly, no amortization of goodwill was charged to operations in any period presented in the accompanying financial statements.

         Research and Development Costs:

                  The Company charges to operations all research and development costs as incurred. All of the excess of the cost over the fair value of the net assets of Logic, which amounted to $7,901,000, was allocated to in-process research and development because Logic had no sales nor orders to date of acquisition, and had devoted all of its effects since its inception to develop its lighting products.

                  Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of acquisition and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. In accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs," as interpreted by FASB Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination. In this regard the entire $7,901,000 was charged to operations in fiscal 1998.

         Deferred Financing Costs:

                  Direct costs incurred in connection with obtaining financing have been capitalized and were being amortized over the term of the respective financing agreements. Amortization of deferred financing costs aggregating $89,000 and $30,000 in 2000 and 1999 was charged to operations. In fiscal 1999 $65,000 of financing costs attributable to indebtedness included in the bankruptcy proceedings were charged to operations as incurred.

         Income Taxes:

                  The Company complies with Statement of Financial Accounting Standards No. ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financing accounting and reporting for income taxes. Deferred income tax assets are computed for differences between financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on the enacted tax laws and rates in the periods in which differences are expected to affect taxable income. The principal asset and liability differences are depreciation and amortization of property and intangible assets, valuation allowances of accounts receivable and inventories, and utilization of the Company's tax loss carryforwards. Management has fully reserv-ed the net deferred tax assets as its is not more likely than not that the deferred tax asset will be utilized in the future.

         Loss Per Common Share:

                  Loss per common share is based on the weighted average number of common shares outstanding. In March 1997,the Financial Accounting Standards Broad issued Statement No. 128 ("SFAS 128"), "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations which the Company has adopted. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

                  Since the effect of outstanding options, warrant and convertible debenture conversions are antidilutive in all periods presented, it has been excluded from the computation of loss per common share.

         Fair Value of Financial Instruments:

                  The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement requires that the Company recognize and measure impairment losses of long-lived assets to be disposed of and long-term liabilities. The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Since the Company has been unable to generate funds from its operations to meet its obligations as they mature and management believes there is uncertainty as to the Company's remaining a going concern, management in April 1998 evaluated the goodwill recorded with the acquisition of CSC. Management determined that it could not be reasonably assured that the Company would ever recover the excess of the cost of these net assets acquired over their fair value. Accordingly, management wrote-off this goodwill and charged operations for $300,000 in 1999. Management has continued to evaluate its long-lived assets and liabilities and does not believe any other assets or liabilities have incurred any impairment and the amounts stated in the accompanying financial statements approximate their fair value.

NOTE 5   - INVENTORIES.

                  The components of the inventories in determining the cost of sales are as follows:




Raw materials                                 $2,290,000
Work-in-process                                  740,000
Finished goods                                   553,000
                                              ----------
                                               3,583,000

Allowance for obsolescence
  and disposal                                 1,980,000
                                              ----------
                                              $1,603,000
                                              ==========


                  In May 1999, the manufacturing segment sold for $10,000 part of its obsolete raw material and work-in-process inventories whose cost was approximately $1,517,000. Management estimates that the remaining $1,980,000 allowance for obsolescence at March 31, 2000 is sufficient for the continuing operating segments to dispose of its obsolete and excess inventory including a profit margin sufficient to cover the future costs to dispose of these excess assets.

                  During fiscal 1999, the Trustee liquidated e2 Electronics, Inc.'s operations inventory and the proceeds from such liquidation, if any, are being held by the Trustee for distribution to the e2 Electronics, Inc.'s creditors.

NOTE 6   - PROPERTY ASSETS.

                  Property assets consist of the following:



                   Machinery and equipment             $ 59,000
                   Furniture and fixtures               101,300
                   Leasehold improvements               157,000
                                                       --------
                                                        317,300
                      Less:  Accumulated depreciation   263,500
                                                       --------
                                                       $ 53,800
                                                       ========

                  Depreciation charged to operations in fiscal 2000 and 1999 was $135,600 and $51,000, respectively. During the year ended March 31, 2000, the Company's landlord terminated the lease for its premises in Hudson, N.H. resulting in the write-off of its unamortized leasehold costs of $109,000. Management and the landlord subsequently agreed to allow the Company to remain in its facility until April 2000 at which time the Company moved to its new leased facility in Amherst, N.H. (See
         Note 11).

NOTE 7-  FINANCING.

         Revolving Lines of Credit:

                  In November 1998, the Company entered into a revolving line of credit with a major stockholder. At March 31, 1999, $4,225,000 was outstanding under this facility. Through March 31, 2000, the stockholder advanced an additional $2,500,000 under the facility which aggregates $6,725,000 outstanding at March 31, 2000. Since the Company has not made the required monthly stated interest payments of 10%, the rate by the terms of the agreement is automatically increased to 15%. Accrued interest of $973,000 and $179,000 is outstanding at March 31, 2000 and March 31, 1999, respectively, which is included in due to affiliates in the accompanying financial statements. The average outstanding debt under the facility was $6,325,000 and $1,317,000 during fiscal 2000 and 1999, respectively. Interest charged to operations was $794,000 in fiscal 2000 and $179,000 in fiscal 1999 at an average interest rate of 15%. The outstanding principal and accrued interest thereon are collateralized by all of the Company's assets. Warren and Logic have guaranteed this indebtedness and have pledged their assets as collateral for the outstanding principal and accrued interest outstanding. Additionally, at the holder's option, the principal outstanding indebtedness is convertible into the Company's common stock at $0.55 per share for the first $4,225,000 of the obligation, $0.20 per share for the next $1,050,000 of the obligation, and $0.10 per share for the excess over $5,275,000.

         Long-Term Debt:

                  Long-term debt is comprised of the following:


Acquisition note payable in annual indebtedness
  of $250,000 plus interest at 10%                                $ 250,000

Commonwealth of Pennsylvania
    Department of Commerce Bonds (i):
  Machinery and equipment                                           359,000
  Capital loan fund                                                  29,000

ubordinated notes (ii)                                              919,000

onvertible subordinated notes (iii)                                 256,000

Other notes payable                                                 394,000
                                                                 ----------
                                                                 $2,207,000
                                                                 ==========
Portion currently payable                                        $2,207,000
                                                                 ==========


                  In 1995, a subsidiary, which is in bankruptcy (see Note 2), entered into two loan agreements for an aggregate of $700,000 which was used to acquire property assets. The Company has assumed these obligations payable to the Commonwealth of Pennsylvania and certain of the assets which the funds were used to acquire.

                  Commencing in February 1996 through October 1996, e2 Electronics, Inc. sold securities in a private placement consisting of 10% interest bearing subordinated notes and warrants to acquire shares of the e2 Electronics, Inc.'s common stock. No value was assigned to the warrants. Upon the reverse acquisition by the Company of e2 Electronics, Inc., the subordinated debt became obligations of the Company and the warrants were issued for shares in the Company's common stock. The Company received $1,637,500 in proceeds from the offering before costs related to the offering. Certain note holders converted their debt into the Company's common stock in the amount of $6,200 during 2000. The holders of the notes, aggregating $919,000 at March 31, 2000, are due interest aggregating $625,000 at March 31, 2000.

                  In December 1997, a subsidiary issued two convertible subordinated notes aggregating $256,000 to a corporate stockholder of the Company. The 10% interest bearing notes, which were due and payable in December 1998, remain outstanding at March 31, 2000. The notes and accrued interest thereon aggregating $59,000 (March 31, 2000) $34,000 (March 31, 1999) are collateralized by all of this subsidiary's assets and, at the holder's option, are convertible into the Company's common stock at $3.00 per share. The noteholder also paid $65,000 for warrants to acquire 32,500 shares of the Company's common stock for no additional consideration.

                  The Company is in violation of several covenants of its various debt agreements at March 31, 2000 and 1999. Under the terms of the debt agreements, the covenant violations accelerate principal repayment and the entire amounts outstanding are due and payable immediately. Some of the debt holders had commenced actions against the Company seeking payment. The actions were resolved by the Company agreeing to make installment payments to the creditors.

NOTE 8   - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                  Accrued expenses and other current liabilities are comprised of the following:



Payroll and commissions                                   $ 413,000
Vacation pay                                                122,000
Payroll taxes and fringe benefits                            95,000
Professional fees                                           177,000
Interest                                                    690,000
Warranty reserve                                             35,000
Other                                                       126,000
                                                         ----------
                                                         $1,658,000
                                                         ==========

NOTE 9   - INCOME TAXES.

                  The components of the provision (benefit) for income taxes are as follows:



                                       FOR THE YEARS ENDED
                                            MARCH 31,
                                    -------------------------------
                                      2000                   1999
                                    ---------              --------

         Currently payable:
           Federal                   $    --                $   --
           State and local            10,000                 8,000
                                    ---------              --------
                                     $10,000                $8,000
                                    =========              ========
         Deferred:
           Federal                   $    --                $   --
           State and local          ( 10,000)              ( 8,000)
                                    ---------              --------
                                    ($10,000)              ($8,000)
                                    =========              ========
         Total provision             $    --                $   --
                                    =========              ========


                  The deferred tax benefit results from differences in recognition of expenses for tax and financial statement purposes and for minimum tax provision of the various state and local taxing authorities where the Company and its subsidiaries are subject to tax. The Company has deferred tax assets consisting of the following temporary differences:

                                                                              MARCH 31,
                                                              -----------------------------------------
                                                                    2000                        1999
                                                              -------------                ------------

Net operating loss carryforward                                 $ 8,993,000                  $6,809,000
Inventory obsolescence allowance                                    614,000                   1,751,000
Allowance for doubtful accounts                                     299,000                     294,000
Intangible assets                                                   963,000                   1,017,000
Other                                                                47,000                      47,000
                                                              -------------                ------------
                                                                 10,916,000                   9,918,000

Less:  Valuation allowance                                     ( 10,916,000)                ( 9,918,000)
                                                              -------------                -------------
Net deferred tax asset                                          $        --                  $       --
                                                              =============                =============


                  In light of the continuing losses incurred by the Company since its inception, management estimates that it is more likely than not that the benefits from the deferred tax assets will not be realized and, accordingly, the entire tax asset has been fully reserved.

                  The difference between income taxes computed using the statutory federal income tax rate and the rate shown in the financial statements are summarized as follows:

                                                            FOR THE YEARS ENDED MARCH 31,
                                                ---------------------------------------------------------
                                                     2000             %             1999              %
                                                ------------       ------       ------------       ------

Loss before income taxes                        ($4,280,000)                    ($5,003,000)
                                                ============                    ============
Computed tax benefit
  at statutory rate                             ($1,497,000)       (35.0)       ($1,751,000)       (35.0)

Non-deductible portion
of compensatory element of
common stock issuances:
    Research and development                             -             -                 -             -
    Compensation for services                            -             -            102,000          2.0
  Goodwill                                               -             -            105,000          2.1
  Finance charges                                     31,000         0.7             10,000          0.2

Other                                                  5,000         0.1             16,000          0.3

Reserve for operating loss
  carryforward tax asset                          1,461,000         34.2          1,518,000         30.4
                                                ------------       ------       ------------       ------
Income tax benefit                               $     -              -          $    -               -
                                                ============       ======       ============       ======


    The net operating loss carryforwards at March 31, 2000 expire as follows:



                                  2010         $   905,000
                                  2011           1,959,000
                                  2012           1,676,000
                                  2013           7,444,000
                                  2014           6,164,000
                                  2015           7,546,000
                                             -------------
                                               $25,694,000
                                             =============

                  The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate ownership change. Among other things, the Company's ability to utilize its operating loss carryforwards is limited following a change in ownership in excess of fifty percentage points in any three-year period. Additionally, the net operating loss will be reduced to the extent of the amount of indebtedness extinguished, if any, under the bankruptcy liquidation proceedings of one of the Company's subsidiaries. The effects, if any, of the potential bankruptcy proceeding's debt extinguishment and the change in ownership are not reflected in the foregoing tables.

NOTE 10  - CAPITAL.

         Redeemable Common Stock:

                  As part of the purchase agreement for the acquisition of the net assets of Charter Technologies, Inc., certain creditors of Charter were issued shares of the Company's common stock redeemable at the holder's option for cash of $410,000. In fiscal 1999, the holders accepted (i) $141,624 in cash, (ii) warrants to acquire 303,043 shares of the Company's common stock for no consideration (all of which are outstanding at March 31, 2000), and (iii) warrants to acquire 95,000 shares of the Company's common stock at $3.00 per share (all of which are outstanding at March 31, 2000) as full payment of the Company's obligations under the redeemable common stock's provisions. The cash payment for the 2,460,000 redeemable common shares surrendered by the holders was recorded as treasury stock and the $410,000 value assigned to these securities at the time of issuance was reflected as additional paid-in capital resulting in a net contribution to stockholders' equity of $268,376.

         Common Stock:

                  In March 5, 1998, an individual acquired 333,333 shares of the Company's common stock for cash of $3.00 per share. In April 1998, this individual purchased additional shares and warrants to acquire the Company's common stock for $6,000,000 in cash before offering costs. Of the 2,163,334 common shares acquired in April 1998, 163,333 are to be issued to a consultant for his advisory services in connection with the sale of the securities. The purchaser also received warrants to acquire an additional 100,000 common shares at $3.00 per share. In November 1998, the Company gave this individual additional rights to avoid dilution of his ownership of the issued and outstanding or issuable shares of the Company's common stock. This individual had loaned the Company $6,725,000 at March 31, 2000 (see Note 7). This person has the option to convert the debt outstanding at March 31, 2000 into approximately 27,432,000 shares of the Company's common stock.

                  In April 1998, the Company issued 100,000 shares of its common stock whose fair market value at date of issuance was $300,000 as partial consideration for the purchase of Communication Service Company.

                  During fiscal 1999, the Company's Board of Directors authorized the issuance of 97,200 shares of its common stock having a fair market value at the time of issuance of $291,600 to employees of the Company as bonuses for services rendered.

                  In fiscal 1999, the Company issued 16,800 of its common shares having a fair market value of $50,400 as settlement of a lawsuit.

                  Pursuant to the convertible notes conversion option, certain holders of the Company's subordinated convertible debentures (See Note
         7) converted their outstanding loans and accrued interest into 105,950 shares (during fiscal 1999) and 1,550 shares (during fiscal 2000) of the Company's common stock.

         Warrants:

                  In fiscal 1997, warrants to acquire 1,350,000 shares of the Company's common stock were issued to Inverness Corporation and Menotomy Funding, LLC in connection with a loan agreement. The exercisability and validity of these warrants are currently being challenged by the Company. Inverness Corporation and Menotomy Funding, LLC have initiated an action against the Company and others (See Note
         11).

                  In fiscal 1997, 1998 and 1999, the Company sold 7,300,000 warrants at $1.00 each and 788,434 at $3.00 each aggregating $9,665,000 prior to related offering costs. Each warrant allowed the holder to convert the warrant into a like number of the Company's common shares for no additional consideration. Through March 31,2000, 7,976,434 warrants have been converted into a like number of the Company's common shares.

                  In fiscal 1996 and 1997, the Company raised $1,638,000 before offering costs through private placements of its convertible notes of $1,638,000 and cashless warrants to acquire 409,395 common shares at $4.00 per share. Through March 31, 2000, $719,000 of convertible debentures and accrued interest have been converted into 179,700 shares of the Company's common stock.

                  The Company employed the services of placement agents, consultants and investment bankers to assist in and to render advise with respect to the sale of its common stock and warrants. One of the consultants agreed to accept 163,333 shares of the Company's common stock as compensation for its services. Although those shares have not actually been issued, they are reflected in accompanying financial statements as issued and outstanding.

                  An investment banker was granted, but not issued, for its financial services rendered, warrants to acquire (i) 718,000 shares of the Company's common stock at $1.00 per share, (ii) 71,000 shares of common stock at $3.00 per share and (iii) 405,000 shares of the Company's common stock for no additional consideration. Through March 31, 2000 warrants to acquire 44,000 common shares for no consideration were the only warrants issued as well as exercised. The remaining warrants for 1,150,000 common shares remain outstanding at March 31, 1999 and March 31, 2000. The financial statements reflect the common shares underlying the warrants for 405,000 shares at no additional consideration as issued and outstanding at the beginning of all periods presented. Current management is presently in negotiations with this investment banker to reduce, eliminate, cancel or change the terms, number, and exercise prices of the outstanding warrants. The exact number of warrants or common shares that will be issued to this investment banker, if any, is not presently determinable.

NOTE 11  - COMMITMENTS AND CONTINGENCIES.

         Leases:

                  As of March 31, 20000, the Company was a lessee under an operating real property lease for its manufacturing, warehouse and office facility in Hudson, N.H. The Company was delinquent in remitting its rental payments. The landlord commenced an action in 1999 in state court to evict the Company. The court found for the landlord. Subsequent to the landlord receiving its judgement, negotiations between the parties have resulted in the Company's being allowed to remain in the premises essentially on a month to month bases until April 2000, at which time the Company moved to its new leased facilities in Amherst, N.H. The new lease is for five years expiring in April 2005. The Company also leases office facilities on a month to month basis in Erie, PA and Leesburg, VA. Whose aggregate monthly rental is $1,600. The Erie, PA site was vacated in May 2000.

         Minimum future rental commitments under the noncancellable operating lease at March 31, 2000 is as follows:




          YEAR ENDING
            MARCH 31,
          -----------
              2001                       $147,310
              2002                        168,065
              2003                        176,100
              2004                        184,135
              2005                        192,170
           Thereafter                      16,070
                                        ---------
      Total minimum future
        rental payments                  $883,850
                                        =========


         Year 2000:

                  The Company recognized the need to insure its operations will not be adversary affected by year 2000 software failures. The Company communicated with its suppliers, customers and others with which it does business to coordinate year 2000 conversion. The costs of achieving compliance were immaterial. Management believes that its software is presently compliant and the Company has not experienced any problems associated with year 2000 issues.

         Litigation:

                  (i) A subsidiary of the power manufacturing segment is one of several defendants in an action for personal injuries sustained by an individual. The plaintiff's alleged injuries were allegedly incurred as a result of the negligence of a contractor employed by the subsidiary to install a power system at the plaintiff's workplace. The plaintiff and his spouse are seeking damages of $14,000,000. The Company's insurance carrier has appointed counsel to represent the subsidiary and such counsel as well as management is unable to render an opinion on the ultimate outcome of the lawsuit.

                  (ii) Elgin Technologies, Inc., e2 Electronics, Inc., two former officers, a stockholder of the Company, the Company's investment bankers and its general corporate counsel as well as other parties are named defendants in a lawsuit filed in Middlesex Superior Court in Cambridge, Mass. in June 1997 by Inverness Corporation and Menotomy Funding, LLC. The plaintiffs allege breach of contract and a variety of other causes of action relating to the alleged failure of Elgin Technologies, Inc. to honor certain stock warrants.

                  In late 1996 a defendant, EAC Acquisition I Corporation ("EAC"), was formed by the Company's investment bankers for the sole purpose of acquiring assets of a troubled corporation located in Billerica, Mass. The parties intended that EAC, whose President was a former officer of Elgin Technologies, Inc., would acquire the assets of the business and then manage its operations in an effort to make it a viable concern. As part of the transaction, plaintiffs sold the entire assets to EAC for a short-term note aggregating $1,640,442.

                  During the negotiation of the loan agreement, the plaintiffs represented that they would provide working capital of $300,000 pursuant to the revolving line of credit of $1,780,000 referenced in the loan agreement. As part of the consideration for the transaction, Elgin Technologies, Inc. issued a warrant to purchase 750,000 shares of warrant stock in a publicly traded company (CROA) that would be the survivor of a merger with the Company. Elgin Technologies, Inc. was never a party to the loan transaction and did not guarantee the debt of EAC.

                  The parties anticipated that the short-term note would be paid through the infusion of new capital from third party investors. However, after several loan forebearances for which the Company issued additional warrants, neither the working capital from the plaintiffs nor any new capital from investors was forthcoming. By May 1997, the plaintiffs foreclosed on their security interest in EAC's assets, thereby forcing EAC to cease operations.

                  Plaintiffs filed suit to obtain money damages in the amount of $7,650,000 for the alleged failure to honor the warrants issued by the Company in connection with the transaction. It is the Company's position that the conditions precedent to the exercise of the warrants never occurred. The Company and EAC have counterclaimed against the Plaintiffs for common law fraud, breach of contract and related claims. The Company and EAC allege they were fraudulently induced into entering into the loan transaction and issuing the warrants in exchange for a non-existent operating line of credit based upon false representations by plaintiffs that it had the liquidity and ability to fund the line of credit. The case is presently in the discovery phase and trial is not expected before the latter part of the year 2000. Management is unable to determine the ultimate resolution of this action and what effect, if any, the resolution would have on the Company's financial condition.

                  (iii) The Company and/or its subsidiaries are named defendants or co-defendants in numerous actions with its subsidiary in bankruptcy, e2 Electronics, Inc. These cases, in the opinion of counsel, will be resolved through the bankruptcy proceedings. The ultimate aggregate resolutions of the lawsuits, in management's opinion, will not have a material adverse effect on the Company's financial condition.

NOTE 12  - SEGMENT INFORMATION.

                  The Company's operations are comprised of its lighting manufacturing and power system equipment manufacturing segments. Set forth below are sales, operating losses, research and development costs, depreciation and identifiable assets of the segments in thousands.




                                                        FOR THE YEARS ENDED
                                                            MARCH 31,
                                                     ---------------------------
                                                     2000                 1999
                                                    -------              ------
Net sales:
  Lighting                                          $   35               $    -
  Power systems                                      7,389                7,218
                                                    -------              ------
                                                    $7,424               $7,218
                                                    =======              ======

Operating loss:

  Lighting                                          $  745               $1,271
  Power systems                                      2,329                2,978
                                                    -------              ------
                                                    $3,074               $4,249
                                                    =======              ======

Depreciation:

  Lighting                                          $  -                 $    -
  Power systems                                        136                   51
                                                    -------              ------
                                                    $  136               $   51
                                                    =======              ======

Research and development:

  Lighting                                          $  516               $1,114
  Power systems                                        300                  293
                                                    -------              ------
                                                    $  816               $1,407
                                                    =======              ======

Identifiable assets:

  Lighting                                          $   84               $   -
  Power systems                                      3,138                4,318
                                                    -------              ------
                                                    $3,222               $4,318
                                                    =======              ======


ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS

         In July, 1998 the Company's auditors, Grant Thornton LLP, resigned and the Company's Board of Directors selected Weinick Sanders Leventhal & Co., LLP as its auditors. During the fiscal years ended March 31, 2000, 1999, 1998, and 1997 there were no disagreements with Weinick Sanders Leventhal & Co., LLP and during the years ended March 31, 1996 and 1995 there were no disagreements with Grant Thornton LLP, the predecessor auditors, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of the firm, would have caused them to make reference to the subject matter of such disagreements in their reports on such financial statements.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:



                                                                                                DATE
                                                                                TERM OF      DIRECTORSHIP
         NAME                        POSITION                          AGE     DIRECTORSHIP  COMMENCED
         ----                        --------                          ---     ------------  ------------

         Primo Ianieri               Director (Chairman)
                                     & Secretary                        65         (1)       April 1994

         Peter Bordes, Jr.           Director                           37         (1)       July 1995

         Jonathan Scott Harris       President and Chief                43
                                     Executive Officer

         Michael J. Smith            Director, Chief Financial
                                     Officer and Executive Vice         40         (1)       July 1999
                                     President

         Robert Smallwood            Director                           57         (1)       December 1997

----------------------------------------------------------------------------------------------------------

All members of the Board of Directors serve for a one (1) year term or until their successors shall have been appointed.

         Set forth below is a brief background of the executive officers and directors of the Company, based on information supplied by them.

PRIMO IANIERI, 65, co-founded the Company in April 1994. He is the founder and sole owner of Key International, Inc., and the Chairman of the Boards of Directors of both the Company and Key International, Inc. He is a graduate of Lehigh University where he received a Bachelor of Science degree in engineering and business. He received a Masters Degree in Marketing from Farleigh Dickinson University. In 1968, Mr. Ianieri and a partner formed Key International, Inc. to fulfill a need in the pharmaceutical and food industries whereby process equipment could be offered on a short cycle time in order for these companies to enter the market on an accelerated basis.

PETER BORDES, JR., 37, became a director of the Company in 1995. In 1995, Mr. Bordes became Principal of Mason Cabot, LLC, an investment banking and research boutique. From November, 1994 through December 1995, Mr. Bordes was employed at Stires and O'Donnell, Inc. Mr. Bordes also serves as a director of other publicly held companies.

JONATHAN SCOTT HARRIS, 43, became President and Chief Executive Officer of the Company in February 2000. Mr. Harris has extensive management and supervisory experience in the technology sector, including oversight of marketing and sales divisions and cost and inventory control programs. Mr. Harris is a graduate of the Air Force Academy where he received a Bachelor of Science degree in Electrical Engineering. Mr. Harris also holds a Masters in Business Administration from Purdue University. Previously, Mr. Harris served as Director of Operations for Bell Atlantic and as Vice President of Operations for Mastec, a telecommunications and utility contractor.

MICHAEL J. SMITH, 40, became a director of the Company in March 1999, and Chief Financial Officer and Executive Vice President in February 2000. From January 25, 2000 to February 21, 2000, Mr. Smith served as President, Interim Chief Executive Officer and Interim Chief Financial Officer. Mr. Smith has over fourteen years of experience in the securities industry specializing in finance for middle market and emerging growth companies. Previously, Mr. Smith served as an investment banker for Brill Securities, a New York investment firm, as President of Stanhope Capital, Inc., a New York venture capital firm, and as Managing Director of Condor Ventures, Inc. a Connecticut based venture capital firm. In addition, Mr. Smith has served as an outside business consultant to numerous private emerging growth companies.

ROBERT C. SMALLWOOD, 57, joined Elgin as Director of Research and Development in December 1997 when the Company acquired his company, Logic Laboratories. Mr. Smallwood was President of Logic Laboratories and is the inventor of the Master Light Ballast System-TM-. He holds a number of patents and is well known throughout the ballast industry. A computer programmer and specialist since the late 1960's, Mr. Smallwood has been an international entrepreneur and inventor. He has founded, developed and sold businesses on both U.S. coasts. In the early 1980's, he was a prime mover in the original electronic ballast development and has close associations in international manufacturing as a result.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain summary information with respect to the compensation paid to the Company's President and Chief Executive Officer and top compensated officers of the Company for services rendered in all capacities to the Company for the fiscal years ended March 31, 1998, 1999 and 2000:

Summary Compensation Table:




                                                FISCAL                                               ALL OTHER
    NAME AND                                  YEAR ENDED     SALARY        BONUS                   COMPENSATION
    PRINCIPAL POSITION                         MARCH 31,       ($)            ($)         OPTIONS        ($)
    ------------------                       -----------   -- --------    ----------      -------    -----------
         Scott Harris                              2000       $  15,577(1)  None           None         None
              President & Chief Executive
               Officer

         William Mosconi(2)..............          2000         126,346     None           None         None
                                                   1999         180,000     None           None         None
              Chief Executive Officer,             1998         141,923(3)  None           None         None
              President & Chief Financial
              Officer

         Robert Smallwood.............             2000         115,384     None           None         None
                                                   1999         119,581     None           None         None
                Director                           1998          20,769     None           None         None

         Gerard Mosconi(4)...........              2000          87,692     None           None         None
                                                   1999         120,000     None           None         None
              Vice President of                    1998          94,154     None           None         None
              Operations, Warren Power
              Systems, Inc.

----------------
         The Company had no other executive officers whose total annual salary and bonus exceeded $100,000 for such fiscal years.

(1) For the period February 21, 2000 through March 31, 2000.
(2) Mr. William Mosconi resigned as of January 2000.
(3) Pursuant to his resignation agreement, Mr. Mosconi released the Company from $128,077 of accrued but unpaid salary for the years 1997 and 1998.
(4) The Company terminated Gerard Mosconi's employment as of November 1,1999.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of March 31, 2000; information concerning the names, addresses, amount and nature of beneficial ownership and percent of such ownership with respect to (1) each person, or group known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock; (2) each officer and director of the Company; and (3) all officers and directors of the Company as a group:



---------------------------------- --------------------------------- -----------
NAME AND ADDRESS OF BENEFICIAL     AMOUNT AND NATURE OF BENEFICIAL   PERCENT OF
OWNER                              OWNERSHIP(1)                      CLASS
---------------------------------- --------------------------------- -----------
Primo Ianieri
480 Rt. 9
Englishtown, NJ  07726               3,220,099(3)                         6.4.%
---------------------------------- --------------------------------- -----------
Peter Bordes, Jr.
140 W. 79th St., Apt. 4B
New York, NY  10004                  2,250,000                            4.5%
---------------------------------- --------------------------------- -----------
Robert C. Smallwood
P.O. Box 4405
Leesburg, VA  20177                  1,443,905                            2.9%
---------------------------------- --------------------------------- -----------
Michael Smith
455 Grand Street
Brooklyn, NY  11211                     10,000                              --
---------------------------------- --------------------------------- -----------
All officers  and  directors
as a group (four (4) individuals)    6,924,004                           13.8%
---------------------------------- --------------------------------- -----------
Horace T. Ardinger, Jr.
9040 Governors Row
Dallas, TX  75247                   31,082,151(4)                        62.0%
---------------------------------- --------------------------------- -----------

-----------------
(1) In accordance with the rules of the Securities and Exchange Commission, amounts include shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within sixty (60) days, and are deemed outstanding and beneficially owned for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

Two companies affiliated with each other claim to hold warrants to purchase 1,350,000 shares of the common stock of the Company at an exercise price of $2.01 per share. The Company disputes the validity of the warrants and is litigating the matter, (see Legal Proceedings herein below and Notes to financials note 11).

(2) [Intentionally left blank].

(3) Includes warrants to purchase 225,000 shares of the Company's common stock for nominal consideration which were granted to Mr. Ianieri in connection with the conversion of $108,000 of debt owed to him by the Company for loans and services by him to the Company.

(4) Includes 250,000 shares owned by Mr. Ardinger's wife. Includes convertible notes of the Company, which as of March 31, 2000 totaled $6,725,000. $4,225,000 of the loans are convertible at any time at the equivalent price of .55/share for a total of 7,681,818 shares; $1,050,000 of the loans are convertible at any time at the equivalent price of .20/share for a total of 5,250,000 shares and $1,450,000 of the loans are convertible at the equivalent price of .10/share for a total of 14,500,000 shares. In connection with loans he has made to the Company, Mr. Ardinger holds 534,000 warrants to purchase shares of common stock of the Company at .55 per share and 300,000 warrants to purchase shares of common stock of the Company at an exercise price of $3.00 per share.

    CHANGES IN CONTROL

         None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTIES

(a)      RELATED TRANSACTIONS

         As discussed under Part I, Items 2 and 4, and Part II, Item 4, Horace
T. Ardinger is currently the chief source of operating capital for the Company. He has invested in the Company through a number of loans and stock purchases. In connection with these loans and investments, the Company has entered into the Ardinger Credit Documents pursuant to which Mr. Ardinger has, as of March 31, 2000, the ability to convert the principal sum of Seven Million Seven Hundred Twenty Five Thousand Dollars ($7,725,000) in debt into equity, which would result in his beneficial ownership of 62.0% of the outstanding shares of the Company's common stock. As discussed elsewhere in this Form 10-KSB, Mr. Ardinger holds security interests in substantially all the assets of the Company. Mr. Ardinger also has the right to have himself or his designee elected to one (1) seat on the Board of Directors of the Company.

         Peter Bordes, Jr., a director of the Company, is a principal in Mason Cabot Holdings, Ltd., an investment banking firm which has arranged a series of private placements of subordinated debt through convertible notes and cashless warrants by the Company which raised a total of Eleven Million, Two Hundred Three Thousand Dollars ($11,203,000). The Company is currently negotiating with Mason Cabot Holdings, Ltd. with respect to the amount and kind of compensation which may be payable to that firm as a result of those activities.

         The Company presently owes $106,000 to Key International, Inc. in connection with loans and services rendered to the Company. Primo Ianieri, the Chairman of the Board of Directors of the Company, is President and Chief Executive Officer of Key International, Inc.

(b)      FAMILY RELATIONSHIPS

         William Mosconi, who until January 2000 was the President and Chief executive of the Company, is the son-in-law of Primo Ianieri, the Chairman of the Board of Directors of the Company. William Mosconi is the brother of Gerard Mosconi who until January 2000 held the position of Vice President of Operations and General Manager of a subsidiary of the Company.

                                     PART IV
                                     -------

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

         (a) Items Filed as Part of Report:

                  1.  Financial Statements

                  The financial statements of the Company as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-KSB are hereby incorporated by reference.

                  2.  Financial Statement Schedule

                  The financial statement schedule of the Company as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-KSB is hereby incorporated by reference.

                  3.  Exhibits

                  The exhibits listed under Item 14(c) are filed as part of this Form 10-KSB.

         (b) Reports on Form 8-K

                  NONE

         (c) Exhibits



             EXHIBIT
             NUMBER  NOTES*   DESCRIPTION

              3.1    10-SB    Articles of Incorporation and amendments
                              thereto

              3.2    10-SB    By-Laws

              9.1    10-SB    Stockholders Agreement dated as of October
                              10, 1997 by and among Primo Ianieri, Richard
                              L. Audet, Dianne Toner, Michael Ianieri,
                              Deborah Antipin and Valerie Ianieri.

              9.2    10-SB    Voting Agreement dated as of April 1, 1998
                              by and among Elgin e2, Inc., Mason Cabot
                              Holdings, Inc., Horace T. Ardinger, Jr.,
                              Primo Ianieri, Peter Bordes and their
                              spouses.

              10.1   10-SB    Assumption, Payment Agreement and Amended
                              and




                              Restated Royalty Agreement dated as of
                              January 25, 1996 by and between Robert C.
                              Smallwood and American Compact Lighting,
                              L.L.C.

              10.2   10-SB    Amendment to Royalty Agreement executed by
                              Robert C. Smallwood on April 1, 1998 by and
                              between Robert C. Smallwood and American
                              Compact Lighting, L.L.C.

              10.3   10-SB    Employment Agreement dated as of December 1,
                              1997 by and between Robert Smallwood and
                              Logic Laboratories, Inc.

              10.4   10-SB    License Agreement dated as of April 1, 1998
                              by and between Horace T. Ardinger, Jr.
                              ("Licensee"), Logic Laboratories, Inc. and
                              Elgin e2, Inc.

              10.5   10-SB    Employment Agreement dated as of April 1,
                              1998 by and between Lewis Kunigel and Warren
                              Power Systems, Inc. (terminated for cause by
                              the Company on February 28, 2000).

              10.6   10-SB    Secured Revolving Credit Agreement dated as
                              of November 13, 1998 by and between Elgin
                              Technologies, Inc. and Horace T. Ardinger,
                              Jr.

              10.7   10-SB    Convertible Revolving Promissory Note dated
                              as of November 13, 1998, made by Elgin
                              Technologies, Inc. in favor of Horace T.
                              Ardinger, Jr.

              10.8   10-SB    Amendment, dated as of December 31, 1999, to
                              Convertible Revolving Promissory Note by
                              Elgin Technologies, Inc. and in favor of
                              Horace T. Ardinger, Jr.

              10.9   10-SB    Agreement dated as of January 25, 2000 by
                              and between William Mosconi and Elgin
                              Technologies, Inc., e2 Electronics, Inc.,
                              Logic Laboratories, Inc., Warren Power
                              Systems, Inc., and William Mosconi,
                              concerning the resignation of William
                              Mosconi.

              10.10  10-SB    Employment Agreement dated as of February
                              21, 2000 by and between Jonathan Scott
                              Harris and Elgin Technologies, Inc.

              21              List of Subsidiaries of the Registrant.

              27              Financial Data Schedule.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELGIN TECHNOLOGIES, INC.
    (Registrant)

Date: JULY 14, 2000

By:   /s/ MICHAEL J. SMITH
      --------------------
       Name:  MICHAEL J. SMITH
       Title:  EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER