Form 10-Q
period 2000-06-30
ELGIN TECHNOLOGIES INC
filed 2000-08-21
CIK 1107947

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                         Commission File Number 1-15735
    -----------------------------------------------------------------------

                            Elgin Technologies, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               DELAWARE                                95-4581906
--------------------------------------------------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)


          10 Columbia Drive
              Amherst, NH                                 03031
--------------------------------------------------------------------------------
(Address of principal executive office)                (Zip Code)


                                 (603) 598-4700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
--------------------------------------------------------------------------------
   (Former name, former address and former year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days. Yes |X| No |_|

              Applicable Only to Issuers Involved in Bankruptcy
                 Proceedings During the Preceding Five Years

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ___ No ___





                      Applicable Only to Corporate Issuers

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date

         Voting Common Stock, $.000833 par value per share -  20,051,601 shares as of June 31, 2000.

                  ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  June 30, 2000





I N D E X

PART I FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS (Unaudited):


     Consolidated Balance Sheets as at June 30, 2000 (Unaudited) and March 31, 2000

     Consolidated Statements of Operations
      For the Three Months Ended June 30, 2000 and 1999 (Unaudited)

     Consolidated Statements of Changes in Capital Deficiency
      For the Three Months Ended June 30, 2000 (Unaudited) and for the Years Ended March 31, 2000 and 1999

     Consolidated Statements of Cash Flows
      For the Three Months Ended June 30, 2000 and 1999 (Unaudited)


     Notes to Consolidated Financial Statements


ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

 Signatures


                  ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                             June 30,       March 31,
                                                               2000           2000
                                                           ------------    -----------
                                                           (Unaudited)
Current assets:
  Cash                                                     $     94,082    $   144,839
  Accounts receivable, less allowances for
    doubtful accounts and customer deductions                 1,677,178      1,194,315
  Inventories, at cost, less allowances for
    obsolescence, excess quantities and valuation             1,357,450      1,603,391
  Prepaid expenses and other current assets                      39,199         77,747
                                                           ------------   ------------
        Total current assets                                  3,167,909      3,020,292
                                                           ------------   ------------

Property assets, net of accumulated depreciation                206,399         53,818
                                                           ------------   ------------

Other assets:
  Deferred financing costs, net                                  37,123         59,395
  Deposits and other assets                                       4,088         88,708
                                                           -------------  ------------
        Total other assets                                       41,211        148,103
                                                           -------------  ------------

                                                           $  3,415,520   $  3,222,213
                                                           =============  ============

            LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
  Revolving credit agreement                               $  7,725,000   $  6,725,000
  Current maturities of long-term debt                        2,206,663      2,206,663
  Due to affiliates                                           1,424,448      1,141,273
  Accounts payable                                            1,834,961      1,549,619
  Pre-petition liabilities                                    1,012,000      1,012,000
  Accrued expenses and other current liabilities              1,561,765      1,657,807
                                                           -------------  ------------
        Total current liabilities                            15,764,837     14,292,362
                                                           -------------  ------------

Long-term debt                                                2,206,663      2,206,663
Less:  Current maturities                                     2,206,663      2,206,663
                                                           ------------   ------------
        Total long-term debt                                         -             -
                                                           ------------   ------------

Capital deficiency:
  Common stock, $.000833 par value
    Authorized - 60,000,000 shares
    Issued - 20,051,601 shares at June 30, 2000
    Issued - 20,051,601 shares at March 31, 2000                 16,703         16,703
  Additional paid-in capital                                 28,830,006     28,830,006
  Accumulated deficit                                       (41,054,402)   (39,775,234)
  Treasury stock - at cost                                     (141,624)      (141,624)
                                                           ------------   ------------
        Total capital deficiency                            (12,349,317)   (11,070,149)
                                                           ------------   ------------

                                                           $  3,415,520   $  3,222,213
                                                           =============  ============

                 See notes to consolidated financial statements.

                  ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                 For the Three Months Ended
                                           June 30,
                                 --------------------------
                                     2000           1999
                                  (Unaudited)   (Unaudited)

Net sales                          $2,156,589    $1,618,201
Cost of sales                       2,168,087     1,693,147
                                 ------------   -----------
Gross margin (loss)                   (11,498)      (74,946)
                                 ------------   -----------

Operating expenses:
  Selling                             158,723       200,330
  Research and development            187,725       264,864
  General and administrative          574,456       622,166
                                 ------------   -----------
Total operating expenses              920,904     1,087,360
                                 ------------   -----------

Loss from operations                (932,402)    (1,162,306)
                                 ------------   -----------

Other expenses:
  Interest                            325,314       203,874
  Other expenses                       21,452        14,110
                                 ------------   -----------
Total other expenses                 346,766        217,984
                                 ------------   -----------

Net loss                         ($1,279,168)   ($1,380,290)
                                 ============   ============

Net loss per common share           ($0.06)       ($0.07)
                                    =======       =======

Weighted average number of
  shares outstanding               20,051,601    18,933,051
                                 ============= ============


               See notes to consolidated financial statements.

                  ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

       CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY
                   FOR THE THREE MONTHS ENDED JUNE 30, 2000
             AND FOR THE YEAR ENDED MARCH 31, 2000 (Unaudited)


                                               COMMON STOCK                                 TREASURY STOCK
                                       --------------------------                     -------------------------
                                          Number                      Additional        Number
                                            of                         Paid-In            of
                                          Shares          Amount       Capital          Shares          Amount
                                       -----------        -------     ----------      ----------      ---------
Balance at March 31, 1999               18,933,051         15,772     28,824,737       2,460,000       (141,624)
Conversion of warrants into
  stock                                  1,117,000            930           (930)           --             --
Conversion of debt into common                --             --             --
  stock                                      1,550              1          6,199            --             --
Net loss for the year                         --             --             --              --             --
                                       -----------        -------    -----------      ----------      ---------

Balance at March 31, 2000               20,051,601         16,703     28,830,006       2,460,000       (141,624)

Net loss for the three months ended
   June 30,2000(unaudited)                    --             --             --              --             --
                                       -----------        -------    -----------      ----------      ---------
Balance at June 30, 2000                20,051,601        $16,703    $28,830,006       2,460,000      ($141,624)
                                       ==========================================================================




                                                           Total
                                        Accumulated       Capital
                                          Deficit        Deficiency
                                        -----------      ----------
Balance at March 31, 1999               (35,498,640)     (6,799,755)
Conversion of warrants into
  stock                                        --              --
Conversion of debt into common
  stock                                        --             6,200
Net loss for the year                    (4,276,594)     (4,276,594)
                                        -----------      ----------

Balance at March 31, 2000               (39,775,234)   ($11,070,149)

Net loss for the three months ended
   June 30,2000(unaudited)               (1,279,168)     (1,279,168)
                                        -----------      ----------
Balance at June 30, 2000               ($41,054,402)   ($12,349,317)
                                       ============================



                See notes to consolidated financial statements.

                  ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                               For the Three Months Ended
                                                        June 30,
                                                 ---------------------
                                                  2000           1999
                                                ---------     ---------
                                               (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net loss                                    ($1,279,168)  ($ 1,380,290)
                                              -----------   ------------
  Adjustments to reconcile net loss to
      cash used in operating activities:
    Accrued interest on affiliated debt           283,175        146,974
    Depreciation and amortization                  38,366         53,858
    Provision for inventory obsolescence         (209,863)    (2,051,218)
    Provision for doubtful accounts               (30,902)          -
    Changes in assets and liabilities:
      Accounts receivable                        (451,960)       106,192
      Inventories                                 455,804      1,865,617
      Prepaid expenses and
        other current assets                       38,548         20,225
      Deposits and other assets                    84,620          3,250
      Accounts payable                            285,342        195,822
      Accrued expenses and other
        current liabilities                       (96,044)      (200,938)
                                              -----------   ------------
  Total adjustments                               397,086        139,782
                                              -----------   ------------

Net cash used in
  operating activities                           (882,082)    (1,240,508)
                                              -----------   ------------

Cash flows used in investing activities:
     Property assets                             (168,675)          -

Cash flows from financing activities:
  Proceeds from (repayment of)
    affiliates debt                             1,000,000        (20,000)
  Proceeds from (repayment of)
    debt                                                          (6,214)
                                              -----------   ------------
Net cash provided by
  financing activities                          1,000,000        (26,214)
                                              -----------   ------------

Net increase (decrease) in cash                   (50,757)    (1,266,722)

Cash at beginning of period                       144,839      1,584,480
                                              -----------   ------------

Cash at end of period                         $    94,082   $    317,758
                                              ===========   ============



                 See notes to consolidated financial statements.

                  ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               As at June 30, 2000 and For the Three Months Ended
                             June 30, 2000 and 1999
                                   (Unaudited)

NOTE 1 -   REALIZATION OF ASSETS - GOING CONCERN.

                  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred substantial operating losses in each of its segments for the year ended March 31, 2000 and the three months ended June 30, 2000. Management on June 1, 1998 placed its contract engineering division of its telecommunications segment into voluntary liquidation when management caused a filing under Chapter 7 of Title 11 of the United States Bankruptcy Code for its wholly-owned subsidiary, e2 Electronics, Inc. ("Petitioner"). The Court appointed a trustee who is liquidating the assets of Petitioner for the benefit of its creditors.

                  The accompanying consolidated financial statements reflect a working capital deficiency of $11,272,000 and $12,597,000 at March 31, 2000 and June 30, 2000, respectively, of which
           $1,012,000 is attributable to the net obligations of the Petitioner. Upon the conclusion of the liquidation of the Petitioner, the capital deficiency at June 30, 2000 will decrease by the forgiveness of the net indebtedness of the Petitioner of $1,012,000. For the three months ended June 30, 2000, the Company incurred losses from operations of $932,000. The Company's primary source of cash has been the sale of its securities and loans from a related party.

                  The Company and/or its continuing subsidiaries are defendants in a number of legal actions, some of which, should the plaintiffs prevail, would have a serious adverse effect on the Company's financial condition.

                  The substantial operating losses of the Company incurred through and subsequent to June 30, 2000 and the Company's limited ability to obtain financing other than from a stockholder raises substantial doubt concerning the ability of the Company to realize its assets and pay its obligations as they mature in the ordinary course of business. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2 -   BANKRUPTCY PROCEEDINGS - CHAPTER 7.

                  On June 1, 1998, management filed a petition for its wholly owned subsidiary, e2 Electronics, Inc., under Chapter 7 of Title 11 of the United States Bankruptcy Code in the Western District of Pennsylvania of the United States Bankruptcy Court (the "Court"). e2 Electronics, Inc. sought to have the court liquidate its assets and disburse the proceeds therefrom to its creditors for which the Court appointed a Trustee.

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


NOTE 3 -  ACCOUNTING POLICIES

                  In the opinion of management, all adjustments and accruals (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results, are reflected in the accompanying financial statements. Reference should be made to Elgin Technologies, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.


NOTE 4 - FINANCING.

           Revolving Lines of Credit:

                  In November 1998, the Company entered into a revolving line of credit with a major stockholder. At March 31, 2000, $6,725,000 was outstanding under this facility. Through June 30, 2000, the stockholder advanced an additional $1,000,000 under the facility, which had a total outstanding principal balance of $7,725,000 as at June 30, 2000. Since the Company has not made the required monthly stated interest payments of 10%, pursuant to the terms of the agreement, the holder of the note is entitled to raise the interest rate to 15% per annum. Accrued interest of $1,253,000 and $973,000 is outstanding at June 30, 2000 and March 31, 2000, respectively, which is included in amounts due to affiliates in the accompanying financial statements. Interest charged to operations was $277,000 for the three months ended June 30,2000 and $179,000 for the comparable period in fiscal 2000 at an average interest rate of 15%. The outstanding principal and accrued interest thereon is collateralized by all of the Company's assets. Additionally, at the holder's option, the principal outstanding indebtedness is convertible into the Company's common stock at $0.55 per share for the first

           $4,225,000 of the obligation, $0.20 per share for the next $1,050,000 of the obligation, and $0.10 per share for the amounts in excess of $5,275,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related notes included herein.

FORWARD LOOKING STATEMENTS AND CERTAIN RISK FACTORS

      The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-QSB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's lack of profitability, its dependence on a limited number of customers and key personnel, its ongoing need for additional financing and its dependence on certain industries. The Company is also subject to other risks detailed herein or which will be detailed from time to time in the Company's future filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

SALES

      The Company had sales of $2,157,000 and $1,618,000 for the three months ended June 30,2000 and 1999 respectively. The increase in sales of $539,000 (33%) was mainly the result of a large order from a new customer. Management believes that sales trends for the Company's telecommunications products in the future will remain positive as market conditions continue to be strong. In addition, the Company hopes to begin marketing its Master light product sometime during this fiscal year, which should have a positive effect on sales.

COST OF SALES

      The cost of sales for the three months ended June 30,2000 and 1999 were $2,168,000 and $1,693,000 (representing 100% and 105% of sales respectively). The low volume levels that the company has experienced in both fiscal years has limited the margin contribution to fixed manufacturing costs resulting in nominal gross margins. Cost of sales consists of the costs for purchasing components and direct materials, costs for internally manufactured components, compensation and employee benefits for manufacturing personnel, and overhead costs for purchasing and manufacturing.

OPERATING EXPENSES

      Operating expenses were down $166,000 (15%) from $1,087,000 (67% of sales) in the first quarter 1999 to $921,000 (43% of sales) in 2000. Cost reductions and lower research and development were the major contributors to this reduction.

OTHER EXPENSES

      Other expenses increased $129,000 (60%) from $218,000 (13% of sales) to $347,000 (16% of sales) in fiscal 1999 and 2000, respectively. Of which interest expense increased by $122,000. Increased borrowings from an affiliate represented $98,000 of the interest increase.


SUBSEQUENT EVENTS

      A major stockholder advanced the Company an additional $500,000 in July 2000 for working capital. As per the facility agreement, the principal outstanding indebtedness is convertible by the holder into the Company's stock at $0.10 per share.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

      The Company is subject to various legal proceedings and claims that are discussed in the Company's 1999 Form 10-K. In addition, Plaintiffs Lewis W. Kuniegel and Judith A. Kuniegel (collectively, the "Kuniegels") filed a Complaint dated March 6, 2000 against the Company in the Cumberland Court Superior Court (Portland, Maine) (LEWIS W. KUNIEGEL, et al. v. ELGIN TECHNOLOGIES, INC., Civil Action Docket No. CV-00-162). On April 6, 2000, the Company removed the Superior Court Action to the United States District Court for the District of Maine (LEWIS W. KUNIEGEL, et al. v. ELGIN TECHNOLOGIES, INC., Civil No. CV-98-P-C). On or about April 21, 2000, the Kuniegels filed a first amended complaint in the District Court action. Pursuant to the first amended complaint, Warren Power Systems, Inc. was added as a defendant to the District Court action. The Kuniegels allege that (i) the Company made intentional and/or negligent misrepresentations to the Kuniegels in connection with the merger of their company, Communication Service Company ("CSC"), into [the Company] and (ii) wrongfully terminated Lewis Kuniegel's employment agreement with the Company. The Kuniegels allege damages "in an amount not yet determined but believed to be a t least $1,000,000." The Company denied the allegations and asserted a counterclaim against the Kuniegels for breach of the merger agreement, breach of an employment agreement, fraud, negligent misrepresentation, and punitive damages in connection with the merger.

      The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations.

Item 2.  Changes in Securities (Not applicable)

Item 3.  Defaults upon Senior Securities (Not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders
         (Not applicable)

Item 5.  Other information

      In July 2000 the Company's subsidiary, Logic Laboratories Inc., terminated for cause the employment agreement of Robert Smallwood. Mr. Smallwood served as Vice President of Logic Laboratories, Inc. under the above employment agreement since December 1, 1997.

      On April 7, 2000 for value received, the Company executed a Third Amendment to Convertible Revolving Promissory Note (the "Note") in favor of Horace T. Ardinger, Jr. The amendment increased the principal due on the Note by $500,000. The additional principal is convertible into common stock of the Company at conversion rates set to reflect the market price of the stock as of the close of business on April 7, 2000.

      On May 22, 2000 the Company executed a Fourth Amendment to the Note in favor of Horace T. Ardinger, Jr. The amendment increased the principal due on the Note by $500,000. The additional principal is convertible into common stock of the Company at conversion rates set to reflect the market price of the stock as of the close of business on May 22, 2000.

Item 6.  Exhibits and Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Elgin Technologies, Inc.
                                   -------------------------------------
                                              (Registrant)



Date: August 21, 2000                     /s/ Michael J. Smith
      ---------------               ------------------------------------
                                    Name:  MICHAEL J. SMITH
                                    Title: EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER