Form 10QSB
period 2000-09-30
ELGIN TECHNOLOGIES INC
filed 2000-11-20
CIK 1107947

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                         Commission File Number 1-15735
              -----------------------------------------------------

                            Elgin Technologies, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




             DELAWARE                                      95-4581906
    ------------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification No.)


                 10 Columbia Drive
                     Amherst, NH                              03031
    ------------------------------------------------------------------------
       (Address of principal executive office)             (Zip Code)


                                 (603) 598-4700
    ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
-------------------------------------------------------------------------------
  (Former name, former address and former year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days.
Yes X No ___

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: As of September 30, 2000, 17,591,601 shares Common Stock, $.000833 par value per share, were outstanding.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                               September 30, 2000



I N D E X


PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (Unaudited):

     Condensed Consolidated Balance Sheets as at September 30, 2000  (Unaudited)
      and March 31, 2000 ............................................................    4

     Condensed Consolidated Statements of Operations
       For the Three Months Ended September 30, 2000 and 1999
       and for the Six months ended September 30, 2000 and 1999 (Unaudited)..........    5

     Condensed Consolidated Statements of Changes in Capital Deficiency
      For the Six Three Months Ended September 30, 2000 (Unaudited)
      and for the Years Ended March 31, 2000 and 1999 ...............................    6

     Condensed Consolidated Statements of Cash Flows
      For the Six Months Ended September 30, 2000 and 1999 (Unaudited)...............    7

     Notes to Condensed Consolidated Financial Statements ...........................   9-12

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................   12


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ..........................................................   16


Item 2.  Changes in Securities.......................................................   16

Item 3.  Defaults upon Senior Securities.............................................   16

Item 4.  Submission of Matters to a Vote of Security Holders.........................   16

Item 5.  Other Information...........................................................   16

Item 6.  Exhibits and Reports on Form 8-K............................................   16

 Signatures..........................................................................   17

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                       ASSETS
                                       ------

                                                                               September 30,          March 31,
                                                                                   2000                 2000
                                                                               -------------          ---------
Current assets:
  Cash                                                                          $   148,781          $   144,839
  Accounts receivable, less allowances for
    doubtful accounts and customer deductions                                     1,014,054            1,194,315
  Inventories, at cost, less allowances for
    obsolescence, excess quantities and valuation                                 1,213,005            1,603,391
  Prepaid expenses and other current assets                                          68,397               77,747
                                                                               ------------          -----------
        Total current assets                                                      2,444,237            3,020,292
                                                                               ------------          -----------
Property assets-at cost, net of accumulated depreciation                            206,979               53,818
                                                                               ------------          -----------
Other assets:
  Deferred financing costs, net of accumulated amortization                          14,851               59,395
  Deposits and other assets                                                           4,088               88,708
                                                                               ------------          -----------
        Total other assets                                                           18,939              148,103
                                                                               ------------          -----------
                                                                               $  2,670,156          $ 3,222,213
                                                                               ============          ===========

                       LIABILITIES AND CAPITAL DEFICIENCY
                       ----------------------------------

Current liabilities:
  Revolving credit agreement                                                   $  8,225,000          $ 6,725,000
  Current maturities of long-term debt                                            2,206,663            2,206,663
  Due to affiliates                                                               1,668,404            1,141,273
  Accounts payable                                                                1,111,907            1,549,619
  Pre-petition liabilities                                                        1,012,000            1,012,000
  Accrued expenses and other current liabilities                                  1,667,048            1,657,807
                                                                               ------------          -----------
        Total current liabilities                                                15,891,022           14,292,362
                                                                               ------------          -----------

Long-term debt                                                                    2,206,663            2,206,663
Less:  Current maturities                                                         2,206,663            2,206,663
                                                                               ------------          -----------
        Total long-term debt                                                              -                    -
                                                                               ------------          -----------

Stockholders' Capital deficiency:
  Common stock, $.000833 par value
    Authorized - 60,000,000 shares
    Issued and Outstanding - 17,591,601 shares
            at September 30, 2000 and March 31, 2000                                 14,653               14,653
  Additional paid-in capital                                                     28,690,432           28,690,432
  Accumulated deficit                                                           (41,925,951)         (39,775,234)
                                                                               -------------         -----------
        Total Stockholders' Capital deficiency                                  (13,220,866)         (11,070,149)
                                                                               -------------         -----------
                                                                               $  2,670,156          $ 3,222,213
                                                                               ============          ===========


            See Notes to Condensed Consolidated Financial Statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         For the Three Months Ended         For the Six Months Ended
                                               September 30,                      September 30,
                                         --------------------------         ------------------------
                                           2000            1999                2000           1999
                                           ----            ----                ----           ----
Net sales                              $  1,469,681    $  1,518,915      $  3,626,270     $  3,137,116

Cost of sales                             1,145,037       1,731,129         3,318,159        3,434,276
                                       ------------    ------------      ------------     ------------
Gross margin (Loss)                         324,644   (     212,214)          308,111    (     287,160)
                                       ------------    ------------      ------------     ------------

Operating expenses:
   Selling                                  167,427         153,165           326,150          353,495
   Research and development                 153,760         198,880           341,486          463,744
   General and administrative               509,403         515,216         1,083,859        1,137,381
                                       ------------    ------------      ------------     ------------
Total operating expenses                    830,590         867,261         1,751,495        1,954,620
                                       ------------    ------------      ------------     ------------

Loss from operations                  (     505,946)  (   1,079,475)    (   1,443,384)   (   2,241,780)
                                       ------------    ------------      ------------     ------------

Other expenses:
   Interest                                 358,131         278,509           678,409          491,382
   Other expenses                             7,472          17,272            28,924           22,383
                                       ------------    ------------      ------------     ------------
Total other expenses                        365,603         295,781           707,333          513,765
                                       ------------    ------------      ------------     ------------

Net Loss                              ($    871,549)  ($  1,375,256)    ($  2,150,717)   ($  2,755,545)
                                       ============    ============      ============     ============

Net loss per common share                ($0.05)          ($0.08)           ($0.12)         ($0.16)
                                          =====            =====             =====           =====

Weighted average number of
  shares outstanding                     17,591,601      17,557,079        17,591,601       17,130,983
                                        ===========    ============      ============     ============





            See Notes to Condensed Consolidated Financial Statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' CAPITAL
           DEFICIENCY FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 (Unaudited) AND FOR THE YEARS ENDED MARCH 31, 2000 AND 1999 (Unaudited)


                                                  Common Stock
                                          --------------------------
                                           Number                             Additional                                  Total
                                             of                                Paid-In            Accumulated            Capital
                                           Shares            Amount            Capital              Deficit            Deficiency
                                           ------            ------            -------              -------            ----------
Balance at April 1, 1998                   7,130,333         $ 5,940         $21,188,374        ($30,495,744)        ($ 9,301,430)
Purchase of redeemable common
  stock for cash and issuance
  of cashless warrants for debt                  -               -               268,376                  -               268,376
Net proceeds from sale of
  securities                               2,163,334           1,802           5,966,381                  -             5,968,183
Common stock issued in partial
  payment of acquisition
  of subsidiary                              100,000              83             299,917                  -               300,000
Common stock issued in
  settlement of litigation                    16,800              14              50,386                  -                50,400
Common stock issued as
  employee compensation                       97,200              81             291,519                  -               291,600
Debt converted into common
  stock and warrants                         105,950              88             625,924                  -               626,012
Conversion of warrants into
  common stock                             6,859,434           5,714              (5,714)                 -                     -
Net loss for the year                            -               -                   -            (5,002,896)          (5,002,896)
                                           ---------         -------            --------        ------------         ------------
Balance at March 31, 1999                 16,473,051          13,722          28,685,163         (35,498,640)          (6,799,755)
Conversion of warrants into
  stock                                    1,117,000             930                (930)                 -                     -
Conversion of debt into common                                                                            -                     -
  stock                                        1,550               1               6,199                  -                 6,200
Net loss for the year                            -               -                   -            (4,276,594)          (4,276,594)
                                           ---------         -------            --------        ------------         ------------

Balance at March 31, 2000                 17,591,601         14,653           28,690,432          (39,775,234)       ($11,070,149)

Net loss for the six months ended
   September 30,2000(unaudited)                  -               -                   -            (2,150,717)          (2,150,717)
                                         ----------          -------            --------        ------------         ------------
Balance at September 30, 2000            17,591,601          $14,653         $28,690,432        ($41,925,951)        ($13,220,866)
                                         ==========          =======         ===========        ============         ============



            See Notes to Condensed Consolidated Financial Statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                               For the Six Months Ended
                                                      September 30,
                                                   2000           1999
                                              ------------   ------------
Cash flows from operating activities:
  Net loss                                    ($2,150,717)  ($ 2,755,545)
                                              ------------  -------------
  Adjustments to reconcile net loss to
      cash used in operating activities:
    Accrued interest on affiliated debt            527,131        337,171
    Depreciation and amortization                   72,083        121,236
    Provision for inventory obsolescence       (   302,663)   ( 2,021,218)
    Provision for doubtful accounts            (     3,987)             -
    Changes in assets and liabilities:
      Accounts receivable                          184,248        425,246
      Inventories                                  693,049      1,863,972
      Prepaid expenses and
        other current assets                         9,350    (    58,241)
      Deposits and other assets                     84,620          3,360
      Accounts payable                         (   437,712)   (    26,192)
      Accrued expenses and other
        current liabilities                          9,240    (    90,991)
                                              ------------  -------------
  Total adjustments                                835,359        554,343
                                              ------------  -------------

Net cash used in
  operating activities                        (  1,315,358)   ( 2,201,202)
                                              ------------  -------------

Cash flows used in investing activities:
     Property assets                          (   180,700)             -

Cash flows from financing activities:
  Proceeds from (repayment of)
    affiliates debt                              1,500,000      1,010,000
  Repayment of Debt                                    -      (   256,213)
                                              ------------  -------------
Net cash provided by
  financing activities                           1,500,000        753,787
                                              ------------  -------------

Net increase (decrease) in cash                      3,942    ( 1,447,415)

Cash at beginning of period                        144,839      1,584,480
                                              ------------  -------------

Cash at end of period                           $  148,781    $   137,065
                                              ============  =============




           See Notes to Condensed Consolidated Financial Statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


                                For the Three Months Ended   For the Six Months Ended
                                         September 30,              September 30,
                                ---------------------------  -------------------------
                                    2000            1999          2000          1999
                                ---------          ------     -----------    ---------

Supplemental Disclosures of
  Cash Flow Information:
  Cash payments made for:

    Interest                    $      -         $ 36,165      $       -      $  36,165
                                ========         ========      =========      =========

    Income taxes                $      -         $      -      $       -      $       -
                                ========         ========      =========      =========

Supplemental Schedule of
    Non-Cash Financing and
    Investing Activities:

  Conversion of debt to equity  $      -         $100,000      $       -      $ 100,000
                                ========         ========      =========      =========







            See Notes to Condensed Consolidated Financial Statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (Unaudited)

NOTE 1 -        REALIZATION OF ASSETS - GOING CONCERN

                           The accompanying consolidated financial statements
                have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred substantial operating losses in each of its segments for the year ended March 31, 2000 and for the six months ended September 30, 2000. Management on June 1, 1998 placed its contract engineering division of its telecommunications segment into voluntary liquidation when management caused a filing under Chapter 7 of Title 11 of the United States Bankruptcy Code for its wholly-owned subsidiary, e2 Electronics, Inc. ("Petitioner"). The Court appointed a trustee who is liquidating the assets of Petitioner for the benefit of its creditors.

                           The accompanying consolidated financial statements
                reflect working capital deficiencies of $11,272,070 and $13,446,785 at March 31, 2000 and September 30, 2000,
                respectively, of which $1,012,000 is attributable to the net obligations of the Petitioner. Upon the conclusion of the liquidation of the Petitioner, the capital deficiency at September 30, 2000 will decrease by the forgiveness of the net indebtedness of the Petitioner of $1,012,000. For the six months ended September 30, 2000, the Company incurred losses of $2,150,717 or $.12 per share. The Company's primary source of cash has been the sale of its securities and loans from a related party/stockholder.

                           The Company and/or its operating subsidiaries are
                defendants in a number of legal actions, some of which, should the plaintiffs prevail, would have a serious adverse effect on the Company's financial condition.

                           The substantial operating losses of the Company
                incurred through and subsequent to September 30, 2000 and the Company's limited ability to obtain additional financing other than from a related party/stockholder raises substantial doubt concerning the ability of the Company to realize its assets and pay its obligations as they mature in the ordinary course of business. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2 -        BANKRUPTCY PROCEEDINGS - CHAPTER 7

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

                           Certain assets aggregating $915,000 at historical
                cost and certain liabilities aggregating $1,032,000 of the Petitioner which were part of the Company's telecom power system manufacturing segment were sold by management to another of the Company's subsidiaries in that segment at the time of the filing of the petition. This sale was reviewed by the Trustee who required an auction for the net assets. The winning bid for the net assets of $177,000 was from an entity controlled by the Company's investment bankers. This entity in 1999 sold these net assets to another of the Company's subsidiaries for the same amount as the successful bidder.


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

NOTE 4 -        INVENTORIES.

                The components of the inventories in determining the cost of sales are as follows:

                                           September 30, 2000      March 31, 2000
                                           ------------------      --------------
Raw materials                                $   2,210,000         $  2,290,000
Work-in-process                                    190,000              740,000
Finished goods                                     510,000              553,000
                                             -------------         ------------
                                                 2,910,000            3,583,000
Allowance for obsolescence
  and disposal                                   1,697,000            1,980,000
                                             -------------         ------------
                                             $   1,213,000         $  1,603,000
                                             -------------         ------------



                           Management estimates that the remaining $1,697,000
                allowance for obsolescence at September 30, 2000 is sufficient for the continuing operating segments to dispose of its obsolete and excess inventory including a profit margin sufficient to cover the future costs to dispose of these excess assets.


NOTE 5 -        PROPERTY ASSETS.

                Property assets, recorded at cost, consist of the following:


                                             September 30, 2000             March 31, 2000
                                             ------------------             --------------
 Machinery and equipment                      $     62,400                    $   59,000
 Furniture and fixtures                            122,600                       101,300
 Leasehold improvements                            106,500                       157,000
                                              ------------                    ----------
                                                   291,500                       317,300
   Less:  Accumulated depreciation                  84,500                       263,500
                                              ------------                    ----------
                                                  $207,000                    $   53,800
                                              ============                    ==========


                           Depreciation charged to operations in the three and
                six months ended September 30, 2000 was $11,400 and $27,500, respectively.


NOTE 6 -        LOAN PAYABLE TO RELATED PARTY

                Revolving Line of Credit:

                           In November 1998, the Company entered into a
                revolving line of credit with a major stockholder. At March 31, 2000, $6,725,000 was outstanding under this facility. During the six months ended September 30, 2000, the stockholder advanced an additional $1,500,000 under the facility, which had a total outstanding principal balance of $8,225,000 as at September 30, 2000. Since the Company has not made the required monthly stated interest payments, accruing at 10% per annum, pursuant to the terms of the agreement, the holder of the note is entitled to raise the interest rate to 15% per annum. Accrued interest of $1,563,000 and $977,000 is outstanding at September 30, 2000 and March 31, 2000, respectively, which is included in amounts due to affiliates in the accompanying financial statements. Interest charged to operations was $586,000 for the six months ended September 30, 2000 and $343,000 for the comparable period in 1999 a weighted average interest rate of 15%. The outstanding principal and accrued interest thereon are collateralized by all of the Company's assets. Additionally, at the holder's option, the principal outstanding indebtedness is convertible into the Company's common stock at $0.55 per share for the first $4,225,000 of the obligation, $0.20 per share for the next $1,050,000 of the obligation, and $0.10 per share for the amounts in excess of $5,275,000. The convertibility of that portion of the convertible debt, which could result in the issuance of shares of common stock that would exceed the number of shares then authorized pursuant to the

               Company's Certificate of Incorporation, is subject to and conditioned upon the amendment of the Certificate of Incorporation to authorize the issuance of such shares of common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes included herein.

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

RISK FACTORS

OPERATING LOSSES, CASH FLOW SHORTAGES AND GOING CONCERN
-------------------------------------------------------

         The Company has limited access to available working capital, which impacts the Company's ability to operate efficiently. As a consequence, results from operations have been negatively affected and it is expected that they will continue to be adversely affected. There exists a substantial risk that the Company will be required to curtail its current business operations.

         Since e(to the power of)2 Electronics, Inc. ("EEI") (the Company's wholly-owned subsidiary) commenced operations in 1994, the Company and its subsidiaries, have produced losses in each year and had an accumulated deficit of $41,925,951 through and as at September 30, 2000. For the three months ended September 30, 2000 the Company posted a loss of $871,549 on revenues of $1,469,681. The major contributors to the accumulated losses were: lack of significant increase in sales revenues, continued expenditures on research and development efforts for the Master Lite(TM) system to market, and capital constraints which affect the Company's efforts to rebuild its telecom power and conversion business.

         The Company and its subsidiaries have experienced cash flow constraints throughout their operating history, which has negatively impacted its abilities to increase its marketing efforts, which affected sales, and to purchase raw materials efficiently which has impacted profit margins. In addition, the Company embarked on numerous mergers and acquisitions that had negative consequences, such as unsuccessful consolidations and restructurings which further strained the Company's cash flows. Current Management is making every effort to reverse these trends by reducing overhead, streamlining product line offerings by focusing on products and designs with higher margins and rebuilding the Company's presence within the market. These efforts will require working capital infusions and, accordingly, Management cautions that there can be no assurances that these efforts will be successful.

         The Company is continuing its efforts to bring to market its Master Lite(TM) product line, though there can be no assurance that the Company will successfully complete the development of the product, or its introduction and penetration of the product into the market. Until the Company is successful in bringing the Master Lite(TM) to market and generating significant revenues, the project will continue to negatively affect the Company's operating results.

         The substantial operating losses of the Company's operating segments incurred through and subsequent to September 30, 2000, and the Company's limited ability to obtain financing other than from one major investor raises substantial doubt concerning the ability of the Company to realize its assets and pay its obligations as they mature in the ordinary course of business. These conditions, among others, raise substantial doubt among the Company's independent auditors about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. At present, the Company's sole source of financing is from one major investor. Management cautions that there can be no assurances that the investor will continue to provide financing or that alternative sources of funds will be available for management to implement its plan.

SUBSIDIARY BANKRUPTCY
---------------------

         On June 1, 1998, EEI filed a Chapter 7 bankruptcy petition in the United States Bankruptcy Court for the Western District of Pennsylvania. In connection with the bankruptcy, DC&A Partners, EEI's largest secured creditor, purchased EEI's assets from the Bankruptcy Court for $177,000. DC&A is a company formed by principals of Mason Cabot, the Company's former investment banking firm. Until the bankruptcy has been concluded, there is a possibility that the Bankruptcy Court could invalidate certain pre-petition transactions or make other findings, determinations or rulings that could have material adverse effects on the Company and/or its properties. The Bankruptcy Trustee has named the Company and its other subsidiaries as defendants in an adversary proceeding within the bankruptcy seeking avoidance of alleged fraudulent transfers, turnover of alleged property of the estate, equitable subordination, injunctive relief and money damages. In a complaint filed on May 30, 2000 in the United States Bankruptcy Court for the Western District of Pennsylvania, the Trustee alleged improprieties by the defendants in connection with transfers of certain assets and liabilities of EEI prior to the filing of the bankruptcy. An adverse ruling in this proceeding could have a material adverse affect on the Company and/or its other subsidiaries. The defendants believe that the Trustee's claims are without merit and are vigorously defending same.

BUSINESS DEVELOPMENT RISKS
--------------------------

         The Company is following a business plan intended to expand its sales efforts and market penetration along with the continued development and marketing of its Master Lite(TM) technology. Implementation of this plan will require substantial additional capital for product development, marketing and promotion. No assurance can be given that the Company will be successful in expanding its current sales or distribution capabilities or developing new products that result in increased sales and earnings or that its marketing and promotion activities will have the intended effect of expanding sales and increasing earnings.

COMPLETION OF TECHNOLOGY DEVELOPMENT; RELIANCE ON NEW PRODUCT INTRODUCTIONS
---------------------------------------------------------------------------

         The ability of the Company to execute its business plan is substantially reliant upon the completion of the development of its proprietary technologies including, but not limited to, Master Lite(TM) and the successful marketing of products based upon those technologies. There can be no assurance that the Company will complete this development or that such development will result in viable and/or marketable products. The Company's failure to complete the development of its technologies and/or market products based thereon could have a material adverse effect on the Company's financial condition and results of operations.

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

NEED FOR ADDITIONAL FINANCING
-----------------------------

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


RESULTS OF OPERATIONS
---------------------

SALES
-----

         The Company had sales of $1,469,681 for the quarter ending September 30, 2000 versus $1,518,915 for the quarter ending September 30, 1999, a decline of 3%. Management believes the slight decline to be temporary and attributes it to a restructuring of the sales force to adjust to market conditions. For the six month period ending September 30, 2000, sales increased to $3,626,270 from $3,137,116 for the same period a year ago, an improvement of 16%.

COST OF SALES
-------------

         Based on a percentage of sales for the quarter ending September 30, 2000 versus the same period a year ago, cost of sales was reduced to 78% from 114%, an improvement of 36%. For the six month period ending September 30, 2000 versus the same period a year ago, cost of sales was reduced to 92% from 109%, an improvement of 17%. This improvement is a result of Management's efforts to change the Company's product line and sales mix to focus on higher margin products. In addition, by narrowing the product mix, the Company has been able to improve raw materials pricing and terms, thereby increasing margins.

OPERATING EXPENSES
------------------

         For the quarter ending September 30, 2000 versus the same period a year ago, operating expenses decreased $36,671 or 4%. Improvements in research and development as well as general and administrative were somewhat offset by higher sales costs. Operating expenses for the six month period ending September 30, 2000 versus the same period a year ago, improved by $203,1234 or 10%. Improvements were in all three operating expense categories.

OTHER EXPENSES
--------------

         Other expenses increased for the quarter ending September 30, 2000 versus the same period a year ago by $69,822 or 24%. For the six months ending September 30, 2000 versus the same period a year ago, other expenses increased $193,568 or 38%. The increase is due to increased borrowings from an affiliate. (See Note 6)

SUBSEQUENT EVENTS
-----------------

         A major stockholder advanced the Company additional working capital funds of $750,000 during October and November 2000. As per the facility agreement, the principal outstanding indebtedness is convertible by the holder into the Company's stock at $0.10 per share. (See Note 6)

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings and claims that are discussed in the Company's March 31, 2000 Form 10-KSB and June 30, 2000 10-QSB. In addition, in October 2000 the Company settled a complaint filed on March 6, 2000 in the Cumberland Court Superior Court (Portland, Maine) by Lewis W. Kuniegel and Judith A. Kuniegel against the Company (LEWIS W. KUNIEGEL, ET AL.
V. ELGIN TECHNOLOGIES, INC., Civil Action Docket No. CV-00-162). The settlement was for an amount not material to the Company's financial position or results of operations.

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

ITEM 2.  CHANGES IN SECURITIES (Not applicable)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES (Not applicable)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Not applicable)

ITEM 5.  OTHER INFORMATION

         On July 31, 2000 for value received, the Company executed a Fifth Amendment to Convertible Revolving Promissory Note (the "Note") in favor of Horace T. Ardinger, Jr. The amendment increased the principal due on the Note by $500,000. The additional principal is convertible into common stock of the Company at conversion rates set to reflect the market price of the stock as of the close of business on July 31, 2000.

         On November 10, 2000 for value received, the Company executed a Sixth Amendment to Convertible Revolving Promissory Note (the "Note") in favor of Horace T. Ardinger, Jr. The amendment increased the principal due on the Note by $750,000. The additional principal is convertible into common stock of the Company at conversion rates set to reflect the market price of the stock as of the close of business on November 10, 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ELGIN TECHNOLOGIES, INC.
                                                        (Registrant)

Date: NOVEMBER 20, 2000                         /s/ MICHAEL J.SMITH
      -----------------                ----------------------------------------
                                       Name:   MICHAEL J. SMITH
                                       Title:  EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER