Form 10KSB/A
period 2000-03-31
ELGIN TECHNOLOGIES INC
filed 2000-12-21
CIK 1107947

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

              Commission file number: 1-15735

                            ELGIN TECHNOLOGIES, INC.
                              F/K/A Elgin e2, Inc.
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

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $7,155,887 as of March 31, 2000, based upon the closing price on the National Quotation Bureau "Pink Sheets." Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

         There were 17,591,601 shares of Common Stock outstanding as of March 31, 2000.

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         The Company was incorporated as Cross Atlantic Capital, Inc. under the laws of the State of Delaware on May 28, 1986. The Company, since its incorporation through September 30, 1997, was inactive at which time it acquired all of the outstanding capital stock of Elgin e2 Inc. in exchange for 5,710,000 shares of its $.000833 par value common stock. The Company presently has two major product lines: Telecom Power and Master Lite Ballast Systems (Master Lite-TM-).

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

MASTER LITE BALLAST SYSTEM (MASTER LITE-TM-)
---------------------------------------------

         The fluorescent lighting products used in today's market have remained essentially unchanged in the past fifty (50) years. Twenty-five (25) years after the oil embargo, the United States has given up almost all the gains realized through energy conservation efforts during the late eighties and early nineties. The Company's dimmable electronic distributed lighting system (Master Lite-TM-) may represent the ability for substantial savings for every energy lighting dollar.

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

         The Company engaged the Economics Resource Group, Inc. to evaluate the market potential of the Master Lite-TM- technology in the fluorescent light industry. The results indicated a major market potential for the Master Lite-TM- technology and with a favorable report against competition in today's fluorescent lighting industry.

         Dimming is provided as a standard feature at no additional cost. The drivers sense the output of the "master" and dim as commanded by the customer's control of the "master". This unique patented approach requires no additional wiring other than adjustment control and can be retrofitted into existing systems.

         Logic Labs is developing innovative features related to energy management as add-on components to the base Master Lite-TM-. These features include daylight harvesting, occupancy sensing and in process lamp usage monitoring. Some "high end" ballasts presently offer these features as separate components, but at a wholesale price of more than 100% over the cost of the ballast. The Company believes that Logic Labs' Master Lite-TM- is able to provide these features at a fraction of the competitors' cost, thereby further increasing energy savings.

COMPETITION

         Virtually every ballast manufacturer in today's marketplace has built its business by developing and delivering a large array of ballasts for the fluorescent lighting industry. The Company plans to make one of the primary attributes of the Master Lite-TM- technology the ability to address a wide range of the fluorescent lighting industry's needs with a multi-purpose distributed dimmable electronic lighting system.

         The present design allows Master Lite-TM- to give the customer the freedom and flexibility to attain their desired lighting using its distributed dimmable electronic lighting system. The multi-faceted features of the Master Lite-TM- allow the customer to realize significant energy savings by utilizing the dimming and daylight harvesting features of the system; maintain constant desired lumen outputs per lamp as needed in each workplace environment and realize low harmonic distortion of less than 3%.

         Historically, fluorescent industry lighting users were required to select a specific ballast for a specific need or application. When the Master Lite-TM- distributed dimmable electronic system is fully developed, the Company believes that the customer may be able to realize all attributes at a market competitive price with competition's best in class product.

         Logic Labs' competitors vary depending upon specific focus and overall fluorescent lighting needs. Motorola, Magnetek and Advance Transformer are primary competitors with Sunpark, SLI and Howard as secondary competitors.

PATENTS

         The Company has developed a network of interrelated patents, which cover the various configurations of the Master Lite-TM- technology. To date, the Company has been granted three patents. The Company is in the application process for two additional patents.

FUTURE OPPORTUNITIES

         The Company plans development efforts, which may include international expansion, new product launches and product expansions. The Company holds international patent protection for the Master Lite-TM- in the European community, Korea and Canada. When fully developed, the Company believes that the system will be so flexible that it may be able to operate in virtually any foreign electric system without redesign. The Company projects the foreign fluorescent lighting market to be ten (10) times the size of the U.S. market.

         The Company also intends to launch as a new product Master Lite-TM-with integrated energy management. Given the centralized power control of the Master Lite-TM-, the system could be ideally suited for advanced energy management and control. The Company has developed a patented approach to dimming control for light output. Current testing reveals that this feature enables light output dimming below 40% normal output. Further dimming capability raises the wholesale cost of the ballast substantially with diminished savings. The Company expects its dimming control to increase costs by no more than 10% to 20%.

         The Company plans to attempt to expand Master Lite-TM- to applications outside the fluorescent lighting industry such as the neon lighting industry, transportation including automotive, avionics and shipbuilding and the high intensity gas tube lighting market such as metal halide, argon and sodium.

         The Company is also attempting to develop the ability to place the lamp driver inside the lamp. This technology would allow the Company to provide a substitute technology for use of compact fluorescents, one of the highest margin and fastest growing markets in lighting today. Compact fluorescents were designed to replace inefficient incandescent lights. By placing the lamp driver inside the lamp, the Company believes that it can significantly increase energy efficiency and reduce harmonic distortions. Such features could allow the "inside the lamp" technology to replace incandescent lighting. From an energy savings standpoint, the Company believes that, when fully developed, Master Lite-TM- may far exceed core coil magnetic ballast competition.

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

         Since EEI commenced operations in 1994, the Company and its subsidiaries, have produced losses in each year and had an accumulated deficit of $39,775,000 at March 31, 2000. For the year ending March 31, 2000, the Company has continued to experience losses of $4,280,000 on revenues of $7,424,000. The major contributors to the accumulated losses were continued research and development efforts to bring Master Lite-TM- to market, along with the capital needed to rebuild the telecom power and conversion businesses.

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

         Even though the Company is in the process of bringing Master Lite-TM-to market, there can be no assurance that the Company will successfully complete the product's technology or that the product and technology will gain acceptance or that the Company will not experience adverse operating results, including, but not limited to substantial additional losses, in the future.

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

COMPLETION OF TECHNOLOGY DEVELOPMENT; RELIANCE ON NEW PRODUCT INTRODUCTIONS

         The ability of the Company to execute its business plan is substantially reliant upon the completion of the development of its proprietary technologies, including but not limited to Master Lite-TM-, and the successful marketing of products based upon those technologies. There can be no assurance that the Company will complete this development or that such development will result in viable and/or marketable products. The Company's failure to complete the development of its technologies and/or market products based thereon could have a material adverse effect on the Company's financial condition and results of operations.

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

                             SELECTED FINANCIAL DATA




                                      FOR THE YEARS ENDED
                                            MARCH 31,
                                -------------------------------
                                    2000               1999
                                -----------         -----------
Sales                            $7,424,000          $7,218,000
Cost of sales                     6,960,000           7,088,000
                                -----------          ----------
Gross margin (loss)                 464,000             130,000
Operating expenses                3,538,000           4,379,000
                                -----------          ----------
Operating loss                   (3,074,000)         (4,249,000)
Other expenses                    1,206,000             754,000
                                ============        ============
Net loss                        ($4,280,000)        ($5,003,000)
                                ============        ============

SALES

         The Company had sales of $7,424,000 for fiscal 2000 and $7,218,000 for fiscal 1999. The nominal increase in sales of $206,000 (2.9%) was mainly the result of regaining stability in the business, which had been interrupted in 1998 as a result of the consolidation of the Company's Erie, Pennsylvania and Hudson, New Hampshire facilities. In addition, the acquisition of CSC in May, 1998 helped to offset the loss in sales from the filing of Chapter 7 bankruptcy protection by the Company's subsidiary, EEI in June, 1998.

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

INFLUENCE BY CHAIRMAN; STOCKHOLDERS AGREEMENT

         The Company's Chairman, Primo Ianieri, beneficially owns 3,315,685 shares of Common Stock, representing 18.8% of the Company's issued and outstanding stock, and rights to purchase stock. As a result, Mr. Ianieri could influence most matters requiring approval of the stockholders of the Company. Furthermore, the Company, Mr. Ianieri and other significant stockholders of the Company are parties to a Stockholders Agreement dated as of September 28, 1997 that provides, inter alia, that:

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

INFLUENCE BY INVESTOR; SUBSTANTIALLY ALL ASSETS PLEDGED; CONTINUED DILUTION

         In connection with a Secured Revolving Credit Agreement, Secured Note Paybale, Stock Pledge Agreement and Security Agreements between the Company and Horace T. Ardinger, Jr. dated as of November 13, 1998 and subsequent amendments thereto, (the "Ardinger Credit Documents") as well as credit agreements with others, the Company has pledged substantially all of its assets as security for the performance of its obligations. In the event that the Company was to default on the payment of any amounts owed under the agreements, the lenders would have the ability to satisfy the obligations by selling or causing the sale of some or all of the assets of the Company.

         Under the terms of the Ardinger Credit Documents, as of March 31, 2000, Mr. Ardinger beneficially owns or has the right to acquire 31,346,151 shares of the Company's common stock which is 68.36% of the total amount of beneficially owned common stock of the Company (see Item 4 hereinbelow). As a result, Mr. Ardinger would be able to greatly influence most matters requiring approval of the stockholders of the Company, including the election of the majority of the Board of Directors. Pursuant to a Voting Agreement dated as of April 1, 1998, (see Exhibit 9.2), Mr. Ardinger is entitled to either be elected to the Company's Board of Directors or have his designee so elected. Mr. Ardinger's current designee to the Company's Board of Directors is Michael Smith, who also currently serves as the Company's Chief Financial Officer and Executive Vice President. Mr. Ardinger has also been granted a license in California, Texas and Florida in certain proprietary technology of Logic Labs and rights of first refusal to potential future licensing of certain related technology pursuant to a License Agreement dated as of April 1, 1998 (see Exhibit 10.4). Furthermore, as a result of ongoing capital contributions by Mr. Ardinger, his beneficial ownership of the Company's common stock is likely to increase and may result in continued substantial dilution to the current holdings of the other stockholders.

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

ITEM 7.  FINANCIAL STATEMENTS

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                                 MARCH 31, 2000





                                    I N D E X

                                                                             Page No.
                                                                             --------

FINANCIAL STATEMENTS:

       Independent Accountants' Report ......................................     F-2


       Consolidated Balance Sheet as at March 31, 2000 ......................     F-3


       Consolidated Statements of Operations
         For the Years Ended March 31, 2000 and 1999 ........................     F-4


       Consolidated Statements of Changes in Capital Deficiency
         For the Years Ended March 31, 2000 and 1999 ........................     F-5


       Consolidated Statements of Cash Flows
         For the Years Ended March 31, 2000 and 1999 ........................  F-6 - F-7


       Notes to Consolidated Financial Statements ........................... F-8 - F-26

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


                                      /s/ WEINICK SANDERS LEVENTHAL & CO., LLP


New York, N. Y.
May 25, 2000

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000


                                                A S S E T S
                                                -----------

Current assets:
  Cash                                                                                       $    144,839
  Accounts receivable, less allowances for
    doubtful accounts and customer deductions                                                   1,194,315
  Inventories, at cost, reserve for obsolescence,
    excess quantities and valuation                                                             1,603,391
  Prepaid expenses and other current assets                                                        77,747
                                                                                               ----------
        Total current assets                                                                                       $  3,020,292

Property assets, net of accumulated depreciation                                                                         53,818

Other assets:
  Deferred financing costs, net                                                                    59,395
  Deposits and other assets                                                                        88,708
                                                                                               ----------
        Total other assets                                                                                             148,103
                                                                                                                    ----------

                                                                                                                   $ 3,222,213
                                                                                                                   ===========

                       LIABILITIES AND CAPITAL DEFICIENCY
                       ----------------------------------

Current liabilities:
  Secured Note Payable                                                                       $  6,725,000
  Current maturities of long-term debt                                                          2,206,663
  Due to affiliates                                                                             1,141,273
  Accounts payable                                                                              1,549,619
  Pre-petition liabilities                                                                      1,012,000
  Accrued expenses and other current liabilities                                                1,657,807
                                                                                               ----------
        Total current liabilities                                                                                  $ 14,292,362

Long-term debt                                                                                  2,206,663
Less:  Current maturities                                                                       2,206,663
                                                                                               ----------
        Total long-term debt                                                                                                  -

Capital deficiency:
  Common stock, $.000833 par value
    Authorized - 60,000,000 shares
    Issued - 17,591,601 shares                                                                     14,653
  Additional paid-in capital                                                                   28,690,432
  Accumulated deficit                                                                         (39,775,234)
                                                                                               ----------

        Total capital deficiency                                                                                    (11,070,149)
                                                                                                                     ----------

                                                                                                                   $  3,222,213
                                                                                                                   ============



                 See notes to consolidated financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For the Years Ended
                                                                             March 31,
                                                                ---------------------------------
                                                                    2000                 1999
                                                                ------------          -----------
Net sales                                                       $7,423,771           $7,217,586
Cost of sales                                                    6,956,921            7,087,955
                                                                ----------           ----------
Gross margin                                                       466,850              129,631
                                                                ----------           ----------

Operating expenses:
  Selling                                                          896,965              577,515
  Research and development                                         826,680            1,407,048
  General and administrative                                     1,742,406            2,504,030
  Bad debts                                                         71,656             (110,300)
                                                                ----------           ----------
Total operating expenses                                         3,537,707            4,378,293
                                                                ----------           ----------

Loss from operations                                            (3,070,857)          (4,248,662)
                                                                ----------           ----------

Other expenses:
  Interest                                                       1,116,646              410,499
  Amortization of financing costs                                   89,091               29,697
  Write-off of intangibles                                              -               300,000
  Abandonment of property assets                                        -                14,038
                                                                ----------           ----------
Total other expenses                                             1,205,737              754,234
                                                                ----------           ----------

Net loss                                                       ($4,276,594)         ($5,002,896)
                                                                ==========           ==========

Net loss per common share                                        ($0.25)              ($0.37)
                                                                  =====                =====

Weighted average number of
  shares outstanding                                            17,425,303           13,440,850
                                                                ==========           ==========



                 See notes to consolidated financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

            CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999





                                                             Common Stock
                                                    -------------------------
                                                      Number                      Additional                             Total
                                                        of                         Paid-In          Accumulated         Capital
                                                      Shares          Amount        Capital           Deficit          Deficiency
                                                    ----------      ---------     -----------      ------------      -------------
Balance at April 1, 1998                             7,130,333        $ 5,940     $21,188,374      ($30,495,744)     ($ 9,301,430)
Purchase of redeemable common stock for cash
  and issuance of cashless warrants for debt                              -           268,376                -            268,376
Net proceeds from sale of securities                 2,163,334          1,802       5,966,381                -          5,968,183
Common stock issued in partial payment
  of acquisition of subsidiary                         100,000             83         299,917                -            300,000
Common stock issued in settlement of litigation         16,800             14          50,386                -             50,400
Common stock issued as  employee compensation           97,200             81         291,519                -            291,600
Debt converted into common  stock and warrants         105,950             88         625,924                -            626,012
Conversion of warrants into  common stock            6,859,434          5,714          (5,714)               -                 -
                                                    ----------      ---------     -----------      ------------      -------------
Net loss for the year                                                     -               -          (5,002,896)       (5,002,896)
Balance at March 31, 1999                           16,473,051         13,722      28,685,163       (35,498,640)       (6,799,755)
Conversion of warrants into  stock                   1,117,000            930            (930)               -                 -
Conversion of debt into common  stock                    1,550              1           6,199                -              6,200
                                                    ----------      ---------     -----------      ------------      -------------
Net loss for the year                                                     -               -          (4,276,594)       (4,276,594)

Balance at March 31, 2000                           17,591,601        $14,653     $28,690,432      ($39,775,234)     ($11,070,149)
                                                    ==========      =========     ===========      ============      =============



                 See notes to consolidated financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            For the Years Ended
                                                                                                  March 31,
                                                                                     ----------------------------------
                                                                                          2000                 1999
                                                                                     ------------         -------------
Cash flows from operating activities:
  Net loss                                                                           ($4,276,594)          ($5,002,896)
                                                                                      ----------           -----------
  Adjustments to reconcile net loss to
      cash used in operating activities:
    Accrued interest on Affiliate's Secured Note Payable                                 823,312               204,749
    Depreciation and amortization                                                        224,712                80,889
    Abandonment of property assets                                                            -                 14,038
    Provision for inventory obsolescence                                              (3,250,592)           (1,615,950)
    Provision for doubtful accounts                                                       14,500              (110,000)
    Common stock issued for
      Litigation settlement                                                                   -                 50,400
      Services rendered                                                                       -                291,600
    Write-off of intangibles                                                                  -                300,000
    Changes in assets and liabilities:
      Accounts receivable                                                                320,354              (896,078)
      Inventories                                                                      2,481,330             1,508,931
      Prepaid expenses and
        other current assets                                                             (32,794)               29,800
      Deposits and other assets                                                          (85,348)               13,400
      Accounts payable                                                                   281,243            (1,250,739)
      Accrued expenses and other
        current liabilities                                                             (109,347)             (399,688)
                                                                                      ----------           -----------
                                                                                         667,370            (1,778,648)
                                                                                      ----------           -----------

Net cash used in
  operating activities                                                                (3,609,224)           (6,781,544)
                                                                                      ----------           -----------

Cash flows used in investing activities:
  Property assets                                                                        (16,497)                   -
                                                                                      ----------           -----------

Cash flows from financing activities:
  Proceeds from sale of securities                                                            -              5,968,183
  Purchase of redeemable securities                                                           -               (141,624)
  Proceeds from (repayment of)
    affiliates debt                                                                    2,436,080             4,104,826
  Proceeds from (repayment of)
    Affiliate's Secured Note Payable                                                    (250,000)           (1,512,635)

  Deferred financing costs                                                                   -                (178,183)
                                                                                      ----------           -----------
Net cash provided by
  financing activities                                                                 2,186,080             8,240,567
                                                                                      ----------           -----------

Net increase (decrease) in cash                                                       (1,439,641)            1,459,023

Cash at beginning of period                                                            1,584,480               125,457
                                                                                      ----------           -----------

Cash at end of period                                                                 $  144,839           $ 1,584,480
                                                                                      ==========           ===========

                 See notes to consolidated financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                              For the Years Ended
                                                                    March 31,
                                                           ----------------------------
                                                            2000                 1999
                                                           ------              --------
Supplemental Disclosures of
    Cash Flow Information:
  Cash payments made for:

    Interest                                             $ 128,071            $  74,869
                                                         =========            =========

    Income taxes                                         $    -               $   -
                                                         =========            =========


Supplemental Schedule of
    Non-Cash Financing and
    Investing Activities:

  Conversion of debt to equity                           $   6,200            $ 626,012
                                                         =========            =========

  Common stock issuances for
    Litigation settlement                                $   -                $  50,400
                                                         =========            =========
    Services rendered                                    $   -                $ 291,600
                                                         =========            =========



                 See notes to consolidated financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              As at March 31, 2000 and for the Two Years Then Ended








NOTE 1 - REALIZATION OF ASSETS - GOING CONCERN.

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred substantial operating losses in each of its segments for the two years ended March 31, 2000. Management on June 1, 1998 placed its contract engineering division of its telecommunications segment originally located at Erie, Pennsylvania into voluntary liquidation when management caused a filing under Chapter 7 of Title 11 of the United States Bankruptcy Code for its wholly-owned subsidiary, e2 Electronics, Inc. ("Petitioner"). The Court appointed a trustee who is liquidating the assets of Petitioner for the benefit of its creditors.

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

                  As described in Note 11, the Petitioner, the Company and/or its continuing subsidiaries are defendants in a number of legal actions, some of which, should the plaintiffs prevail, would have a serious adverse effect on the Company's financial condition.

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

                  The new management team believes that it is possible to turn around the Company's financial performance and has begun implementing its business plan. This plan calls for focusing on two main performance areas which are: 1) overhead reduction and 2) revenue/margin improvement.

         Overhead reduction.

                  Since the new management team came on board, the Company has reduced its overhead and will continue to look for overhead reduction opportunities in the future. Benefits have been realized by consolidating all facilities and moving headquarters to a lower cost facility, reducing staffing by streamlining operations and closing facilities, and by implementing other outsourcing strategies to limit the Company's overhead structure.

         Revenue margin improvement.

                  The Company has a 60 year history of providing quality products to the industry, and management has repositioned its marketing of its products to focus on that history. Management has implemented new strategies to improve margins by streamlining its product offerings by focusing on those items in its product lines that have higher margins and have strong market demand. By narrowing its product offerings and purchasing more efficiently, the Company is able to reduce its raw materials cost component thereby adding to margin improvement. Management also intends to overhaul its marketing efforts and restructure its sales department to strengthen these strategies.

                  In addition, the Company is completing its beta site testing of its Master Lite fluorescent product line. It is anticipated that the Company will be able to generate revenues from this product line in 2001.

NOTE 2 - BANKRUPTCY PROCEEDINGS - CHAPTER 7.

                  On June 1, 1998, management filed a petition for its wholly owned subsidiary, e2 Electronics, Inc., under Chapter 7 of Title 11 of the United States Bankruptcy Code in the Western District of Pennsylvania of the United States Bankruptcy Court (the "Court"). The Petitioner sought to have the court liquidate its assets and disburse the proceeds therefrom to its creditors for which the Court appointed Trustee. The accompanying financial statements include the results of operations of e2 Electronics, Inc. until the date of the Chapter 7 filing. The results of operations of e2 Electronics, Inc., since the filing, are not included in the accompanying financial statements because the all operations and records thereof were conducted by the Court appointed Trustee and are not available for audit.

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

NOTE 3 - DESCRIPTION OF BUSINESS.

                  The Company was incorporated as Cross Atlantic Capital, Inc. under the laws of the State of Delaware on May 28, 1986. The Company, since its incorporation through September 30, 1997, was inactive at which time it acquired all of the outstanding capital stock of Elgin e2 Inc. in exchange for 3,250,000 shares of its $.000833 par value common stock. Prior to the acquisition, CROA had issued and outstanding 600,000 shares of its common stock. The merger was treated as a recapitalization. In January 1998, the Company changed its name to Elgin e2, Inc. and later to Elgin Technologies, Inc. Simultaneously, Elgin e2, Inc. changed its name to e2 Electronics, Inc. (the "Petitioner").

                  The Petitioner was incorporated in Delaware in April 1994 as a provider of contract manufacturing services and custom power equipment to original equipment manufacturers in the industrial process control, medical instrumentation and telecommunications industries. The Petitioner commenced operations in April 1994 with its acquisition of the net assets of Charter Technologies, Inc. from a United States Bankruptcy Court appointed Trustee. The Petitioner also acquired certain net assets from two other entities in fiscal 1995. These three acquisitions resulted in the recording of $1,018,000 in goodwill.

                  The Petitioner on July 10, 1996, acquired all of the capital stock of Ascom Warren, Inc. ("Warren") in a transaction accounted for as a purchase. e2 Electronics, Inc. then merged Warren into itself. The purchase price of $2,298,000 for the Company's power system manufacturing segment was paid in cash of $1,298,000 plus the issuance of a $1,000,000 promissory note (10% interest, payable in four annual installments of $250,000). The Company was contingently liable for additional payments to seller in the amount of 3% of net sales that exceeded $10,000,000 in each of the three fiscal years ended March 31, 1999. The segment did not achieve the requisite sales level in any of the periods and no additional liability is due to the seller of Warren.

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

         (a) Revenue Recognition:

                  The Company recognizes revenues in accordance with generally accepted accounting principles in the period in which it performs its installation or contracting services and in which its products are shipped to its customers. The Company records expenses in the period in which they are incurred, in accordance with generally accepted accounting principles.


         (b) Use of Estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         (c) Cash and Cash Equivalents:

                  The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         (d) Concentrations of Credit Risk:

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


         (e) Inventories:

                  Inventories are valued at the lower of cost (first-in, first-out method) or market. The financial statements reflect an allowance for obsolescence and disposal of inventory of $1,980,000 $5,231,000, and $6,847,000 at March 31, 2000, 1999, and April 1, 1998,
         respectively.


         (f) Property and Equipment:

                  (i) The cost of property and equipment is depreciated over the estimated useful lives of the related assets of 5 to 10 years. The cost of leasehold improvements is amortized over the lessor of the length of the related leases or the estimated useful lives of the assets. Depreciation is computed on the straight-line method for financial reporting purposes. Repairs and maintenance expenditures which do not extend original asset lives are charged to income as incurred.

                  (ii) The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Life Assets to be Disposed of". The statement required that the Company recognizes and measures impairment losses of long-lived assets to be disposed of and long-term liabilities. At March 31, 1999 and December 31, 1999, the carrying value of the Company's other assets and liabilities approximate their estimated fair value.


         (g) Goodwill:

                  The cost in excess of the fair value of the assets acquired had previously been recorded as goodwill and had been amortized over a 10-year period. Management continually reviewed the results of the business operations of its acquisitions and in March 1997 determined that certain goodwill arising from those acquisitions was permanently impaired. Management determined that these business operations could not recover the cost associated with the goodwill in the foreseeable future and charged the unamortized portion of the goodwill to operations at the date it became impaired. The goodwill associated with the acquisition in April 1998 of Communication Services Company was charged to operations at the purchase date because management was unable to determine if such costs would be recovered in the future primarily due to the continuing uncertainty of the Company's ability to continue as a going concern. Accordingly, no amortization of goodwill was charged to operations in any period presented in the accompanying financial statements.


         (h) Research and Development Costs:

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

         (i) Deferred Financing Costs:

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


         (j) Income Taxes:

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


         (k) Loss Per Common Share:

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

         (l) Fair Value of Financial Instruments:

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



NOTE 5 - INVENTORIES.

                  The components of the inventories in determining the cost of sales are as follows:

                      Raw materials                      $ 2,290,000
                      Work-in-process                        740,000
                      Finished goods                         553,000
                                                         -----------
                                                           3,583,000
                      Allowance for obsolescence
                        and disposal                       1,980,000
                                                         -----------

                                                         $ 1,603,000
                                                         ===========

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



NOTE 7 - FINANCING.

         (a) Secured Note Payable:

                  In November 1998, the Company entered into a revolving loan with a major stockholder. At March 31, 1999, $4,225,000 was outstanding under this facility. Through March 31, 2000, the stockholder advanced an additional $2,500,000 under the facility which aggregates $6,725,000 outstanding at March 31, 2000. Since the Company has not made the required monthly stated interest payments of 10%, the rate by the terms of the agreement is automatically increased to 15%. Accrued interest of $973,000 and $179,000 is outstanding at March 31, 2000 and March 31, 1999, respectively, which is included in due to affiliates in the accompanying financial statements. The average outstanding debt under the facility was $6,325,000 and $1,317,000 during fiscal 2000 and 1999, respectively. Interest charged to operations was $794,000 in fiscal 2000 and $179,000 in fiscal 1999 at an average interest rate of 15%. The outstanding principal and accrued interest thereon are collateralized by all of the Company's assets. Warren and Logic have guaranteed this indebtedness and have pledged their assets as collateral for the outstanding principal and accrued interest outstanding. Additionally, at the holder's option, the principal outstanding indebtedness is convertible into the Company's common stock at $0.55 per share for the first $4,225,000 of the obligation, $0.20 per share for the next $1,050,000 of the obligation, and $0.10 per share for the excess over $5,275,000.

                  The convertibility of that portion of the convertible debt which could result in the issuance of shares of common stock that would exceed the number of shares authorized pursuant to the Company's Certificate of Amendment, is subject to and conditioned upon the amendment to the Certificate of Incorporation to authorize the issuance of such shares of common stock.

         (b) Long-Term Debt:

               Long-term debt is comprised of the following:

Acquisition note payable in annual indebtedness
  of $250,000 plus interest at 10%                       $ 250,000

Commonwealth of Pennsylvania
    Department of Commerce Bonds (i):
  Machinery and equipment                                  359,000
  Capital loan fund                                         29,000

Subordinated notes (ii)                                    919,000

Convertible subordinated notes (iii)                       256,000

Other notes payable                                        394,000
                                                        ----------

                                                        $2,207,000
                                                        ==========

Portion currently payable                               $2,207,000
                                                        ==========

         (i) In 1995, a subsidiary, which is in bankruptcy (see Note 2), entered into two loan agreements for an aggregate of $700,000 which was used to acquire property assets. The Company has assumed these obligations payable to the Commonwealth of Pennsylvania and certain of the assets which the funds were used to acquire.

         (ii) Commencing in February 1996 through October 1996, e2 Electronics, Inc. sold securities in a private placement consisting of 10% interest bearing subordinated notes and warrants to acquire shares of the e2 Electronics, Inc.'s common stock. No value was assigned to the warrants. Upon the reverse acquisition by the Company of e2 Electronics, Inc., the subordinated debt became obligations of the Company and the warrants were issued for shares in the Company's common stock. The Company received $1,637,500 in proceeds from the offering before costs related to the offering. Certain note holders converted their debt into the Company's common stock in the amount of $6,200 during 2000. The holders of the notes, aggregating $919,000 at March 31, 2000, are due interest aggregating $625,000 at March 31, 2000.

         (iii) In December 1997, a subsidiary issued two convertible subordinated notes aggregating $256,000 to a corporate stockholder of the Company. The 10% interest bearing notes, which were due and payable in December 1998, remain outstanding at March 31, 2000. The notes and accrued interest thereon aggregating $59,000 (March 31, 2000) $34,000 (March 31, 1999) are collateralized by all of this subsidiary's assets and, at the holder's option, are convertible into the Company's common stock at $3.00 per share. The noteholder also paid $65,000 for warrants to acquire 32,500 shares of the Company's common stock for no additional consideration.

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



NOTE 8 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                  Accrued expenses and other current liabilities are comprised of the following:

Payroll and commissions                          $   413,000
Vacation pay                                         122,000
Payroll taxes and fringe benefits                     95,000
Professional fees                                    177,000
Interest                                             690,000
Warranty reserve                                      35,000
Other                                                126,000
                                                 -----------

                                                 $ 1,658,000
                                                 ===========


NOTE 9 - INCOME TAXES.

                  The components of the provision (benefit) for income taxes are as follows:

                                                           For the Years Ended
                                                                March 31,
                                                         --------------------------
                                                          2000             1999
                                                         --------        ----------
Currently payable:
  Federal                                                $   -            $  -
  State and local                                          10,000           8,000
                                                         --------         -------
                                                         $ 10,000         $ 8,000
                                                         ========         =======

Deferred:
  Federal                                                $   -            $  -
  State and local                                         (10,000)         (8,000)
                                                         --------         -------
                                                         ($10,000)        ($8,000)
                                                         ========         =======
Total provision                                          $   -            $  -
                                                         ========         =======

                  The deferred tax benefit results from differences in recognition of expenses for tax and financial statement purposes and for minimum tax provision of the various state and local taxing authorities where the Company and its subsidiaries are subject to tax. The Company has deferred tax assets consisting of the following temporary differences:

                                                                                March 31,
                                                                   -----------------------------------
                                                                        2000                1999
                                                                   -------------      ----------------
Net operating loss carryforward                                     $ 8,993,000        $  6,809,000
Inventory obsolescence allowance                                        614,000           1,751,000
Allowance for doubtful accounts                                         299,000             294,000
Intangible assets                                                       963,000           1,017,000
Other                                                                    47,000              47,000
                                                                    -----------        ------------
                                                                     10,916,000           9,918,000

Less:  Valuation allowance                                          (10,916,000)         (9,918,000)
                                                                    -----------        ------------

Net deferred tax asset                                              $    -             $     -
                                                                    ===========        ============


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

                  The difference between income taxes computed using the statutory federal income tax rate and the rate shown in the financial statements are summarized as follows:

                                                                      For the Years Ended March 31,
                                                    ------------------------------------------------------------
                                                         2000             %              1999               %
                                                        ------         -------      --------------      ---------
Loss before income taxes                            ($4,280,000)                     ($5,003,000)
                                                     ==========                       ==========

Computed tax benefit
  at statutory rate                                 ($1,497,000)       (35.0)        ($1,751,000)        (35.0)

Non-deductible portion
  of compensatory element of
  common stock issuances:
    Research and development                                 -             -                 -              -
    Compensation for services                                -             -             102,000           2.0
  Goodwill                                                   -             -             105,000           2.1
  Finance charges                                         31,000          0.7             10,000           0.2

Other                                                      5,000          0.1             16,000           0.3

Reserve for operating loss
  carryforward tax asset                               1,461,000         34.2          1,518,000          30.4
                                                     -----------         ----         ----------          -----

Income tax benefit                                   $       -             -          $      -              -
                                                     ===========         ====         ==========          =====

                  The net operating loss carryforwards at March 31, 2000 expire as follows:

                      2010                        $   905,000
                      2011                          1,959,000
                      2012                          1,676,000
                      2013                          7,444,000
                      2014                          6,164,000
                      2015                          7,546,000
                                                 ------------

                                                 $ 25,694,000
                                                 ============


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

         (a) Redeemable Common Stock:

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


         (b) Common Stock:

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

         (c) Warrants:

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

         (a) Leases:

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

                  Minimum future rental commitments under the noncancellable operating lease at March 31, 2000 is as follows:

                  Year Ending
                   March 31,
                  ------------
                     2001                        $147,310
                     2002                         168,065
                     2003                         176,100
                     2004                         184,135
                     2005                         192,170
                  Thereafter                       16,070
                                                 --------

             Total minimum future
                rental payments                  $883,850
                                                 ========


         (b)      Year 2000:

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


         (c)      Litigation:

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

                  In late 1996 a defendant, EAC Acquisition Corporation
         ("EAC"), was formed by the Company's investment bankers for the sole purpose of acquiring assets of a troubled corporation located in Billerica, Mass. The parties intended that EAC, whose President was a former officer of Elgin Technologies, Inc., would acquire the assets of the business and then manage its operations in an effort to make it a viable concern. As part of the transaction, plaintiffs sold the entire assets to EAC for a short-term note aggregating $1,640,442.

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

                                             For the Years Ended
                                                   March 31,
                                        -----------------------------
                                          2000                 1999
                                        ---------            --------

Net sales:
  Lighting                               $   35               $  -
  Power systems                           7,389                7,218
                                         ------               ------
                                         $7,424               $7,218
                                         ======               ======

Operating loss:
  Lighting                               $  745               $1,271
  Power systems                           2,329                2,978
                                         ------               ------
                                         $3,074               $4,249
                                         ======               ======

Depreciation:
  Lighting                               $  -                 $ -
  Power systems                             136                   51
                                         ------               ------
                                         $  136               $   51
                                         ======               ======

Research and development:
  Lighting                               $  516               $1,114
  Power systems                             300                  293
                                         ------               ------
                                         $  816               $1,407
                                         ======               ======

Identifiable assets:
  Lighting                               $   84               $  -
  Power systems                           3,138                4,318
                                         ------               ------
                                         $3,222               $4,318
                                         ======               ======

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

ROBERT C. SMALLWOOD, 57, joined Elgin as Director of Research and Development in December 1997 when the Company acquired his company, Logic Laboratories. Mr. Smallwood was President of Logic Laboratories and is the inventor of the Master Lite Ballast System-TM-. He holds a number of patents and is well known throughout the ballast industry. A computer programmer and specialist since the late 1960's, Mr. Smallwood has been an international entrepreneur and inventor. He has founded, developed and sold businesses on both U.S. coasts. In the early 1980's, he was a prime mover in the original electronic ballast development and has close associations in international manufacturing as a result.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain summary information with respect to the compensation paid to the Company's President and Chief Executive Officer and top compensated officers of the Company for services rendered in all capacities to the Company for the fiscal years ended March 31, 1998, 1999 and 2000:

Summary Compensation Table:

                                                    FISCAL                                                   ALL OTHER
    NAME AND                                      YEAR ENDED     SALARY            BONUS                   COMPENSATION
    PRINCIPAL POSITION                             MARCH 31,       ($)                ($)         OPTIONS        ($)
    ------------------                           -----------   ----------        ----------      -------    -----------
         Scott Harris(1).................           2000       $  15,577         None            None         None
              President & Chief Executive
               Officer

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


(1) Mr. Harris commenced employment with the Company on February 21, 2000. Pursuant to that certain employment contract between the Company and Mr. Harris, Mr. Harris is to receive an annual base salary of $150,000 to be augmented by certain bonus provisions. In addition, Mr. Harris will be granted 200,000 options to purchase shares of Common Stock on or about
    March 5, 2001 and on each anniversary thereafter. The options will vest incrementally over a three year period subsequent to the date of each grant. For the full text of the contract, please see the Company's
    Form 10-SB filed March 9, 2000.
(2) Mr. William Mosconi resigned as of January 2000.
(3) Pursuant to his resignation agreement, Mr. Mosconi released the Company from $128,077 of accrued but unpaid salary for the years 1997 and 1998.
(4) The Company terminated Gerard Mosconi's employment as of November 1, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   Security ownership of certain beneficial owners and management.

      The following table sets forth as of March 31, 2000; information concerning the names, addresses, amount and nature of beneficial ownership and percent of such ownership with respect to (1) each person, or group known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock; (2) each officer and director of the Company; and (3) all officers and directors of the Company as a group.

      Two companies affiliated with each other claim to hold warrants to purchase 1,350,000 shares of the Company's Common Stock at an exercise price of $2.01 per share. The Company disputes the validity of the warrants and is litigating the matter. (see Legal Proceedings herein below and Note 11 to Financial Statements)

                                     Amount and
                                     Nature of
                                     Beneficial
Name and Address                     Ownership              Percent of Class
----------------                     ----------             ----------------
Peter Bordes, Jr..................   2,250,000                   12.8%
140 West 79 Street
Apartment 4B
New York, NY  10004

Jonathan Scott Harris.............           0(1)                   *
c/o Elgin Technologies, Inc.
12 Executive Drive
Hudson, NH 03051

Primo Ianieri.....................   3,315,685(2)(3)             18.6%(4)
c/o Key International, Inc.
480 Route 9
Englishtown, NJ  07726

Robert C. Smallwood................  1,406,695                    8.0%
751 Miller Drive, S.E.
Leesburg, VA  22075

Michael Smith......................     10,000                       *
c/o Elgin Technologies, Inc.
12 Executive Drive
Hudson, NH 03051

All Officers and Directors
 as a Group (5 persons)............  6,982,380(2)                39.1%(4)

Horace T. Ardinger, Jr............. 31,349,151(2)(5)             68.4%(6)
9040 Governor's Row
Dallas, TX 75356

-------------------
* Less than 1%

(1) Pursuant to the terms of Mr. Harris' employment agreement, Mr. Harris will be granted 200,000 options to purchase shares of Common Stock on or about March 5, 2001 and on each anniversary thereafter. The options will vest incrementally over a three year period subsequent to the date of each grant.

(2) In accordance with the rules of the Securities and Exchange Commission, amount includes shares of common stock issuable upon the exercise of warrants and/or other convertible securities currently exercisable, or exercisable or convertible within sixty (60) days.

(3) Includes warrants to purchase 225,000 shares of the Company's Common Stock for nominal consideration which were granted to Mr. Ianieri in connection with the conversion of $108,000 of debt owed to him by the Company for loans and services by him to the Company.
     Includes 95,586 shares owned by Mr. Ianieri's children.
     Includes 299,510 shares Mr. Ianieri holds in nominee for William Mosconi.

(4) Percentage is based on 17,816,601 shares of Common Stock which would be the total number of shares outstanding upon the conversion by Mr. Ianieri of certain warrants. Mr. Ianieri's present ownership of Common Stock issued and outstanding is 3,090,685 shares or 17.6%.

(5)  Includes 250,000 shares owned by Mr. Ardinger's wife.
     Includes a Secured Note Payable (as amended) (the "Note") issued by the Company, which as of March 31, 2000 totaled $6,725,000. $4,225,000 of the Note is convertible at any time at the equivalent price of $0.55 per share for a total of 7,681,818 shares; $1,050,000 of the Note is convertible at any time at the equivalent price of $0.20 per share for a total of 5,250,000 shares and $1,450,000 of the Note is convertible at the equivalent price of $0.10 per share for a total of 14,500,000 shares.

     In connection with loans he has made to the Company, Mr. Ardinger holds 534,000 warrants to purchase shares of the Company's Common Stock at $0.55 per share and 300,000 warrants to purchase shares of the Company's Common Stock at an exercise price of $3.00 per share.

(6) Percentage is based on 45,857,419 shares of Common Stock which would be the total number of shares outstanding upon the conversion by Mr. Ardinger of certain warrants, as well as the full conversion of that certain Secured Note Payable. Mr. Ardinger's present ownership of Common Stock issued and outstanding is 3,083,333 shares or 17.5%.


(b)   Changes in Control.

      NONE

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTIES

(a)      RELATED TRANSACTIONS

         As discussed under Part I, Items 2 and 4, and Part II, Item 4, Horace
T. Ardinger is currently the chief source of operating capital for the Company. He has invested in the Company through a number of loans and stock purchases. In connection with these loans and investments, the Company has entered into the Ardinger Credit Documents pursuant to which Mr. Ardinger has, as of March 31, 2000, the ability to convert the principal sum of Seven Million Seven Hundred Twenty Five Thousand Dollars ($7,725,000) in debt into equity, which would result in his beneficial ownership of 68.4% of the outstanding shares of the Company's common stock. As discussed elsewhere in this Form 10-KSB, Mr. Ardinger holds security interests in substantially all the assets of the Company. Mr. Ardinger also has the right to have himself or his designee elected to one (1) seat on the Board of Directors of the Company.

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

              10.10  10-SB    Employment Agreement dated as of February
                              21, 2000 by and between Jonathan Scott
                              Harris and Elgin Technologies, Inc.

              21              List of Subsidiaries of the Registrant.

              27              Financial Data Schedule.

*SEE Form 10SB12G filed with the Securities and Exchange Commission
March 9, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELGIN TECHNOLOGIES, INC.
    (Registrant)

Date: December 20, 2000

By:   /s/ MICHAEL J. SMITH
      --------------------
       Name:  MICHAEL J. SMITH
       Title:  EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER