Form 10QSB/A
period 2000-06-30
ELGIN TECHNOLOGIES INC
filed 2000-12-21
CIK 1107947

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days. Yes /_/ No /X/

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

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

Voting Common Stock, $.000833 par value per share - 17,591,601 shares as of June 30, 2000.

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

 Signatures

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                   A S S E T S


                                                                      June 30,        March 31,
                                                                        2000            2000
                                                                    ------------    -----------
                                                                     (Unaudited)
Currents assets:
  Cash                                                              $     94,082    $    144,839
  Accounts receivable, less allowances for
    doubtful accounts and customer deductions                          1,677,178       1,194,315
  Inventories, at cost, less allowances for
    obsolescence, excess of quantities and valuation                   1,357,450       1,603,391
  Prepaid expenses and other current assets                               39,199          77,747
                                                                    ------------    ------------
        Total current assets                                           3,167,909       3,020,292
                                                                    ------------    ------------

Property assets, net of accumulated depreciation                         206,399          53,818
                                                                    ------------    ------------

Other assets:
  Deferred financing costs, net                                           37,123          59,395
  Deposits and other assets                                                4,088          88,708
                                                                    ------------    ------------
        Total other assets                                                41,211         148,103
                                                                    ------------    ------------

                                                                    $  3,415,519    $ 3,222,213
                                                                    ============    ===========


                       LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
  Affiliate's Secured Note Payable                                  $  7,725,000    $  6,725,000
  Current maturities of long-term debt                                 2,206,663       2,206,663
  Due to affiliates                                                    1,424,448       1,141,273
  Accounts payable                                                     1,834,961       1,549,619
  Pre-petition liabilities                                             1,012,000       1,012,000
  Accrued expenses and other current liabilities                       1,561,764       1,657,807
                                                                    ------------    ------------
        Total current liabilities                                     15,764,836      14,292,362
                                                                    ------------    ------------

Long-term debt                                                         2,206,663       2,206,663
Less:  Current maturities                                              2,206,663       2,206,663
                                                                    ------------    ------------
        Total long-term debt                                                --              --
                                                                    ------------    ------------

Capital deficiency:
  Common stock, $.000833 par value
    Authorized - 60,000,000 shares
    Issued - 17,591,601 shares at June 30, 2000
    Issued - 17,591,601 at March 31, 2000                                 14,653          14,653
  Additional paid-in capital                                          28,690,432      28,690,432
  Accumulated deficit                                                (41,054,402)    (39,775,234)
                                                                    ------------    ------------
        Total capital deficiency                                     (12,349,317)    (11,070,149)
                                                                    ------------    ------------

                                                                    $  3,415,519    $  3,222,213
                                                                    ============    ============


           See notes to consolidated condensed financial statements.

                         ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (Formerly Cross Atlantic Capital, Inc.)

                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                       For the Three
                                        Months Ended
                                           June 30,
                               -----------------------------
                                    2000          1999
                               ------------    -------------

Net sales                      $  2,156,589    $  1,618,201
Cost of sales                     2,168,087       1,693,147
                               ------------    ------------
Gross margin                        (11,498)        (74,946)
                               ------------    ------------

Operating expenses:
  Selling                           158,723         200,330
  Research and development          187,725         264,864
  General and administrative        574,456         622,166
                               ------------    ------------
Total operating expenses            920,904       1,087,360
                               ------------    ------------

Loss from operations               (932,402)     (1,162,306)
                               ------------    ------------

Other expenses:
  Interest                          325,314         203,874
  Other expenses                     21,452          14,110
                               ------------    ------------
Total other expenses                346,766         217,984
                               ------------    ------------

Net loss                       ($ 1,279,168)   ($ 1,380,290)
                               ============    ============


Net loss per common share            ($0.07)         ($0.08)
                               ============    ============

Weighted average number of
  shares outstanding             17,591,601      16,473,051
                               ============    ============




            See notes to consolidated condensed financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

       CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

              FOR THE THREE MONTHS ENDED JUNE 30, 2000 (Unaudited)
                      AND FOR THE YEAR ENDED MARCH 31, 2000


                                                  Common Stock        Additional                         Total
                                          Number of                     Paid-In       Accumulated       Capital
                                           Shares           Amount      Capital         Deficit       Deficiency
                                         ----------   ------------   ------------    ------------    ------------

Balance at March 31, 1999                16,473,051   $     13,722   $ 28,685,163    ($35,498,640)   ($ 6,799,755)

Conversion of warrants into stock         1,117,000            930           (930)           --              --

Conversion of debt into common stock          1,550              1          6,199            --             6,200

Net loss for the year                          --             --             --        (4,276,594)     (4,276,594)
                                         ----------   ------------   ------------    ------------    ------------

Balance at March 31, 2000                17,591,601         14,653     28,690,432     (39,775,234)    (11,070,149)

Net loss for the three months
  ended June 30, 2000 (Unaudited)              --             --             --        (1,279,168)     (1,279,168)
                                         ----------   ------------   ------------    ------------    ------------

Balance at June 30, 2000                 17,591,601   $     14,653   $ 28,690,432    ($41,054,402)   ($12,349,317)
                                         ==========   ============   ============    ============    ============


            See notes to consolidated condensed financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     June 30,
                                                           --------------------------
                                                               2000          1999
                                                           -----------    -----------
Cash flows from operating activities:
  Net loss                                                 ($1,279,168)   ($1,380,290)
                                                           -----------    -----------
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Accrued interest on Affiliate's Secured Note Payable       283,175        146,974
    Depreciation and amortization                               38,366         53,858
    Provision for inventory obsolescence                      (209,863)    (2,051,218)
    Provision for doubtful accounts                            (30,902)          --
    Changes in assets and liabilities:
      Accounts receivable                                     (451,960)       106,192
      Inventories                                              455,804      1,865,617
      Prepaid expenses and other current assets                 38,548         20,225
      Deposits and other assets                                 84,620          3,250
      Accounts payable                                         285,342        195,822
      Accrued expenses and other liabilities                   (96,044)      (200,938)
                                                           -----------    -----------
  Total adjustments                                            397,086        139,782
                                                           -----------    -----------

Net cash used in operating activities                         (882,082)    (1,240,508)
                                                           -----------    -----------

Cash flows used in investing activities:
  Property assets                                             (168,675)          --
                                                           -----------    -----------

Cash flows from financing activities:
    Proceeds from (repayment of)
         Affiliate's Secured Note Payable                    1,000,000        (20,000)
    Proceeds from (repayment of) debt                             --           (6,214)
                                                           -----------    -----------
Net cash provided by (used in) financing activities          1,000,000        (26,214)
                                                           -----------    -----------

Net decrease in cash                                           (50,757)    (1,266,722)

Cash at beginning of period                                    144,839      1,584,480
                                                           -----------    -----------

Cash at end of period                                      $    94,082    $   317,758
                                                           ===========    ===========



                 See notes to consolidated condensed financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                 For the Three
                                                                  Months Ended
                                                                     June 30,
                                                           ---------------------------
                                                               2000           1999
                                                           -----------    ------------
Supplemental Disclosures of Cash Flow Information:
  Cash payments for:

    Interest expense                                       $        --    $        --
                                                           ===========    ===========

    Income taxes                                           $        --    $        --
                                                           ===========    ===========

Conversion for debt to equity                              $        --    $        --
                                                           ===========    ===========

Common stock issuances for:

  Litigation settlement                                    $        --    $        --
                                                           ===========    ===========

  Services rendered                                        $        --    $        --
                                                           ===========    ===========

            See notes to consolidated condensed financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                  AS AT JUNE 30, 2000 AND FOR THE THREE MONTHS
                    ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)


NOTE 1 -  REALIZATION OF ASSETS - GOING CONCERN.

               The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred substantial operating losses in each of its segments for the year ended
          March 31, 2000 and three months ended June 30, 2000.
          Management on June 1, 1998 placed its contract engineering division of its telecommunications segment into voluntary liquidation when management caused a filing under Chapter 7 of Title 11 of the United States Bankruptcy Code for its wholly-owned subsidiary, e2 Electronics, Inc. ("Petitioner"). The Court appointed a trustee who is liquidating the assets of Petitioner for the benefit of its creditors.

               The accompanying consolidated financial statements reflect a working capital deficiency of $11,272,000 and $12,597,000 at March 31, 2000 and June 30, 2000, respectively, of which $1,012,000 is attributable to the net obligations of the Petitioner. Upon the conclusion of the liquidation of the Petitioner, the capital deficiency at June 30, 2000, will decrease by the forgiveness of the net indebtedness of the Petitioner of $1,012,000. For the three months ended June 30, 2000, the Company incurred losses from operations of $932,000. The Company's primary source of cash has been the sale of its securities and loans from a related party.

               The Company and/or its continuing subsidiaries are defendants in a number of legal actions, some of which, should the plaintiffs prevail, would have a serious adverse effect on the Company's financial condition.

               The substantial operating losses of the Company incurred through and subsequent to June 30, 2000, and the Company's limited ability to obtain financing other than from a stockholder raises substantial doubt concerning the ability of the Company to realize its assets and pay its obligations as they mature in the ordinary course of business. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

               The new management team believes that it is possible to turn around the Company's financial performance and has begun implementing its business plan. This plan calls for focusing on two main performance areas which are: 1) overhead reduction and 2) revenue/margin improvement.

          Overhead reduction:

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

          Revenue margin improvement:

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

NOTE  3 - ACCOUNTING POLICIES.

               In the opinion of management, all adjustments and accruals (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results, are reflected in the accompanying financial statements. Reflected in the accompanying financial statements. References should be made to Elgin Technologies, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.


NOTE  4 - FINANCING.

          Secured Note Paybale:

               In November 1998, the Company entered into a revolving loan with a major stockholder. At March 31, 2000, $6,725,000 was outstanding under this facility. Through June 30, 2000, the stockholder advanced an additional $1,000,000 under the facility, which had a total outstanding principal balance of $7,725,000 as at June 30, 2000. Since the Company has not made the required monthly stated interest payments of 10%, pursuant to the terms of the agreement, the holder of the note is entitled to raise the interest rate to 15% per annum. Accrued interest of $1,253,000 and $973,000 is outstanding at June 30, 2000 and March 31, 2000, respectively, which is included in amounts due to affiliates in the accompanying financial statements. Interest charged to operations was $277,000 for the three months ended June 30, 2000 and $179,000 for the comparable period in fiscal period in fiscal 2000 at an average interest rate of 15%. The outstanding principal and accrued interest thereon is collateralized by all of the Company's assets. Additionally, at the holder's option, the principal outstanding indebtedness is convertible into the Company's common stock at $0.55 per share for the first $4,225,000 of the obligation, $0.20 per share for the next $1,050,000 of the obligation, and $0.10 per share for the amounts in excess of $5,275,000.

               The convertibility of that portion of the convertible debt which could result in the issuance of shares of common stock that would exceed the number of shares authorized pursuant to the Company's Certificate of Amendment, is subject to and conditioned upon the amendment of the Certificate of Incorporation to authorize the issuance of such shares of common stock.

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


RESULTS OF OPERATIONS

SALES

      The Company had sales of $2,157,000 and $1,618,000 for the three months ended June 30,2000 and 1999 respectively. The increase in sales of $539,000 (33%) was mainly the result of a large order from a new customer. Management believes that sales trends for the Company's telecommunications products in the future will remain positive as market conditions continue to be strong. In addition, the Company hopes to begin marketing its Master Lite product sometime during this fiscal year, which should have a positive effect on sales.

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

      On April 7, 2000 for value received, the Company executed a Third Amendment to the Secured Note Payable (the "Note") in favor of
Horace T. Ardinger, Jr. The amendment increased the principal due on the Note by $500,000. The additional principal is convertible into common stock of the Company at conversion rates set to reflect the market price of the stock as of the close of business on April 7, 2000.

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


                                         Elgin Technologies, Inc.
                                   -------------------------------------
                                              (Registrant)



Date: December 20, 2000                    /s/ Michael J. Smith
      -----------------             ------------------------------------
                                    Name:  MICHAEL J. SMITH
                                    Title: EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER