Form 10QSB/A
period 2000-09-30
ELGIN TECHNOLOGIES INC
filed 2000-12-21
CIK 1107947

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
                                                                               ============          ===========

                       LIABILITIES AND CAPITAL DEFICIENCY
                       ----------------------------------

Current liabilities:
  Affiliate's Secured Note Payable                                             $  8,225,000          $ 6,725,000
  Current maturities of long-term debt                                            2,206,663            2,206,663
  Due to affiliates                                                               1,668,404            1,141,273
  Accounts payable                                                                1,111,907            1,549,619
  Pre-petition liabilities                                                        1,012,000            1,012,000
  Accrued expenses and other current liabilities                                  1,667,048            1,657,807
                                                                               ------------          -----------
        Total current liabilities                                                15,891,022           14,292,362
                                                                               ------------          -----------

Long-term debt                                                                    2,206,663            2,206,663
Less:  Current maturities                                                         2,206,663            2,206,663
                                                                               ------------          -----------
        Total long-term debt                                                              -                    -
                                                                               ------------          -----------

Stockholders' Capital deficiency:
  Common stock, $.000833 par value
    Authorized - 60,000,000 shares
    Issued and Outstanding - 17,591,601 shares
            at September 30, 2000 and March 31, 2000                                 14,653               14,653
  Additional paid-in capital                                                     28,690,432           28,690,432
  Accumulated deficit                                                           (41,925,951)         (39,775,234)
                                                                               -------------         -----------
        Total Stockholders' Capital deficiency                                  (13,220,866)         (11,070,149)
                                                                               -------------         -----------
                                                                               $  2,670,156          $ 3,222,213
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
                                         ==========          =======         ===========        ============         ============



            See Notes to Condensed Consolidated Financial Statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                               For the Six Months Ended
                                                      September 30,
                                                   2000           1999
                                              ------------   ------------
Cash flows from operating activities:
  Net loss                                    ($2,150,717)  ($ 2,755,545)
                                              ------------  -------------
  Adjustments to reconcile net loss to
      cash used in operating activities:
    Accrued interest on Affiliate's Secured
      Note Payable                                 527,131        337,171
    Depreciation and amortization                   72,083        121,236
    Provision for inventory obsolescence       (   302,663)   ( 2,021,218)
    Provision for doubtful accounts            (     3,987)             -
    Changes in assets and liabilities:
      Accounts receivable                          184,248        425,246
      Inventories                                  693,049      1,863,972
      Prepaid expenses and
        other current assets                         9,350    (    58,241)
      Deposits and other assets                     84,620          3,360
      Accounts payable                         (   437,712)   (    26,192)
      Accrued expenses and other
        current liabilities                          9,240    (    90,991)
                                              ------------  -------------
  Total adjustments                                835,359        554,343
                                              ------------  -------------

Net cash used in
  operating activities                        (  1,315,358)   ( 2,201,202)
                                              ------------  -------------

Cash flows used in investing activities:
  Purchases of Property assets                 (   180,700)             -

Cash flows from financing activities:
  Proceeds from (repayment of) Affiliate's
    Secured Note Payable                         1,500,000      1,010,000
  Proceeds from (repayment of) debt                    -      (   256,213)
                                              ------------  -------------
Net cash provided by
  financing activities                           1,500,000        753,787
                                              ------------  -------------

Net increase (decrease) in cash                      3,942    ( 1,447,415)

Cash at beginning of period                        144,839      1,584,480
                                              ------------  -------------

Cash at end of period                           $  148,781    $   137,065
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

                Affiliate's Secured Note Payable

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

         Since e2 Electronics, Inc. ("EEI") (the Company's wholly-owned subsidiary) commenced operations in 1994, the Company and its subsidiaries, have produced losses in each year and had an accumulated deficit of $41,925,951 through and as at September 30, 2000. For the three months ended September 30, 2000 the Company posted a loss of $871,549 on revenues of $1,469,681. The major contributors to the accumulated losses were: lack of significant increase in sales revenues, continued expenditures on research and development efforts for the Master Lite(TM) system to market, and capital constraints which affect the Company's efforts to rebuild its telecom power and conversion business.

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

OPERATING EXPENSES
------------------

         For the quarter ending September 30, 2000 versus the same period a year ago, operating expenses decreased $36,671 or 4%. Improvements in research and development as well as general and administrative were somewhat offset by higher sales costs. Operating expenses for the six month period ending September 30, 2000 versus the same period a year ago, improved by $203,125 or 10%. Improvements were in all three operating expense categories.

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

ITEM 2.  CHANGES IN SECURITIES (Not applicable)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES (Not applicable)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Not applicable)

ITEM 5.  OTHER INFORMATION

         On July 31, 2000 for value received, the Company executed a Fifth Amendment to the Secured Note Payable (the "Note") in favor of Horace T. Ardinger, Jr. The amendment increased the principal due on the Note by $500,000. The additional principal is convertible into common stock of the Company at conversion rates set to reflect the market price of the stock as of the close of business on July 31, 2000.

         On November 10, 2000 for value received, the Company executed a Sixth Amendment to the Note in favor of Horace T. Ardinger, Jr. The amendment increased the principal due on the Note by $750,000. The additional principal is convertible into common stock of the Company at conversion rates set to reflect the market price of the stock as of the close of business on November 10, 2000.

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

Date: DECEMBER 20, 2000                         /s/ MICHAEL J.SMITH
      -----------------                ----------------------------------------
                                       Name:   MICHAEL J. SMITH
                                       Title:  EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER