Form 10QSB
period 2000-12-31
ELGIN TECHNOLOGIES INC
filed 2001-02-13
CIK 1107947

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                         period ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days. Yes /X/ No / /

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes / / No / /





                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: As of December 31, 2000, 17,591,601 shares Common Stock, $.000833 par value per share, were outstanding.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                                December 31, 2000



I N D E X


PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (Unaudited):

     Condensed Consolidated Balance Sheets as at December 31, 2000
      (Unaudited) and March 31, 2000 ...................................     4

     Condensed Consolidated Statements of Operations
      For the Three Months Ended December 31, 2000 and 1999
      and for the Nine months ended December 31, 2000 and
      1999 (Unaudited) .................................................     5

     Condensed Consolidated Statements of Changes in Capital Deficiency
      For the Nine Months Ended December 31, 2000 (Unaudited)
      and for the Years Ended March 31, 2000 and 1999 ..................     6

     Condensed Consolidated Statements of Cash Flows
      For the Nine Months Ended December 31, 2000 and 1999 (Unaudited)..     7

     Notes to Condensed Consolidated Financial Statements ..............    9-12

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................     12


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings .............................................     16

Item 2.  Changes in Securities..........................................     16

Item 3.  Defaults upon Senior Securities................................     16

Item 4.  Submission of Matters to a Vote of Security Holders............     16

Item 5.  Other Information..............................................     16

Item 6.  Exhibits and Reports on Form 8-K...............................     16

 Signatures.............................................................     17

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                                                                               December 31,        March 31,
                                                                                                   2000              2000
                                                                                               ------------      ------------
Current assets:
     Cash                                                                                      $    160,412      $    144,839
     Accounts receivable, less allowance for
       doubtful accounts and customer deductions                                                    994,221         1,194,315
     Inventories, at cost, less allowance for
       obsolescence, excess quantities and valuation (Note 4)                                     1,160,680         1,603,391
     Prepaid expenses and other current assets                                                       81,942            77,747
                                                                                               ------------      ------------
           Total current assets                                                                   2,397,255         3,020,292
                                                                                               ------------      ------------

Property assets-at cost, net of accumulated depreciation (Note 5)                                   193,158            53,818
                                                                                               ------------      ------------

Other assets:
     Deferred financing costs, net of accumulated amortization                                           --            59,395
     Deposits and other assets                                                                        4,088            88,708
                                                                                               ------------      ------------
           Total other assets                                                                         4,088           148,103
                                                                                               ------------      ------------

                                                                                               $  2,594,501      $  3,222,213
                                                                                               ============      ============

                                        LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
     Affiliate's secured notes payable (Note 6)                                                $  8,975,000      $  6,725,000
     Current maturities of long-term debt (Note 7)                                                1,943,025         2,206,663
     Due to affiliates                                                                            1,996,225         1,141,273
     Accounts payable                                                                               795,155         1,549,619
     Pre-petition liabilities                                                                     1,012,000         1,012,000
     Accrued expenses and other current liabilities                                               1,769,762         1,657,807
                                                                                               ------------      ------------
           Total current liabilities                                                             16,491,167        14,292,362
                                                                                               ------------      ------------

Long-term debt                                                                                    1,943,025         2,206,663
Less:  Current maturities                                                                         1,943,025         2,206,663
                                                                                               ------------      ------------
           Total long-term debt                                                                          --                --
                                                                                               ------------      ------------

Stockholders' Capital deficiency:
     Comon stock, $.000833 par value
         Authorized - 60,000,000 shares
         Issued and Outstanding - 17,591,601 shares
              at December 31, 2000 and March 31, 2000                                                14,653            14,653
Additional paid-in capital                                                                       28,690,432        28,690,432
Accumulated deficit                                                                             (42,601,751)      (39,775,234)
                                                                                               ------------      ------------
           Total Stockholders' Capital deficiency                                               (13,896,666)      (11,070,149)
                                                                                               ------------      ------------

                                                                                               $  2,594,501      $  3,222,213
                                                                                               ============      ============

            See Notes to Condensed Consolidated Financial Statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three Months Ended             For the Nine Months Ended
                                                             December 31,                           December 31,
                                                       --------------------------             -------------------------
                                                            2000           1999                   2000           1999
                                                            ----           ----                   ----           ----
Net sales                                               $  1,709,435    $  2,290,263          $  5,335,706    $  5,427,379
Cost of sales                                              1,252,444       2,386,855             4,570,591       5,811,131
                                                        ------------    ------------          ------------    ------------
Gross margin (loss)                                          456,991         (96,592)              765,115        (383,752)
                                                        ------------    ------------          ------------    ------------

Operating expenses:
  Selling                                                    122,843         148,183               448,993         501,678
  Research and development                                   130,500         160,005               471,985         623,749
  General and administrative                                 493,144         413,018             1,561,396       1,533,337
                                                        ------------    ------------          ------------    ------------
  Amortization of intangibles
     and financing costs                                      14,851          27,275                59,395          66,819
  Abandonment of property assets                                --            94,121                  --            94,121
                                                        ------------    ------------          ------------    ------------
Total operating expenses                                     761,338         842,602             2,541,769       2,819,704
                                                        ------------    ------------          ------------    ------------

Loss from operations                                        (304,347)       (939,194)           (1,776,654)     (3,203,456)
                                                        ------------    ------------          ------------    ------------

Other expenses- interest                                     371,453         202,763             1,049,863         694,146
                                                        ------------    ------------          ------------    ------------

Net loss                                                ($   675,800)   ($ 1,141,957)         ($ 2,826,517)   ($ 3,897,602)
                                                        ============    ============          ============    ============

Net loss per common share                               ($      0.04)   ($     0.06)          ($      0.16)   ($      0.23)
                                                          ==========      ==========            ==========      ==========

Weighted average number of
  shares outstanding                                      17,591,601      17,581,600            17,591,601      17,071,470
                                                          ==========      ==========            ==========      ==========



            See Notes to Condensed Consolidated Financial Statements.


                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' CAPITAL DEFICIENCY
             FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 (Unaudited)
           AND FOR THE YEARS ENDED MARCH 31, 2000 AND 1999 (Unaudited)

                                          Number                          Additional                            Total
                                            of                             Paid-In         Accumulated         Capital
                                          Shares           Amount          Capital            Deficit         Deficiency
                                       ------------     ------------     ------------      ------------      ------------

Balance at April 1, 1998                  7,130,333     $      5,940     $ 21,188,374      ($30,495,744)     ($ 9,301,430)
Purchase of redeemable common
  stock for cash and issuance
  of cashless warrants for debt                  --               --          268,376                --           268,376
Net proceeds from sale of
  securities                              2,163,334            1,802        5,966,381                --         5,968,183
Common stock issued in partial
  payment of acquisition
  of subsidiary                             100,000               83          299,917                --           300,000
Common stock issued in
  settlement of litigation                   16,800               14           50,386                --            50,400
Common stock issued as
  employee compensation                      97,200               81          291,519                --           291,600
Debt converted into common
  stock and warrants                        105,950               88          625,924                --           626,012
Conversion of warrants into
  common stock                            6,859,434            5,714           (5,714)               --                --
Net loss for the year                            --               --               --        (5,002,896)       (5,002,896)
                                       ------------     ------------     ------------      ------------      ------------
Balance at March 31, 1999                16,473,051           13,722       28,685,163       (35,498,640)       (6,799,755)
Conversion of warrants into
  stock                                   1,117,000              930             (930)               --                --
Conversion of debt into common                   --               --
  stock                                       1,550                1            6,199                --             6,200
Net loss for the year                            --               --               --        (4,276,594)       (4,276,594)
                                       ------------     ------------     ------------      ------------      ------------

Balance at March 31, 2000                17,591,601           14,653       28,690,432       (39,775,234)     ($11,070,149)

Net loss for the nine months ended
   December 31,2000(unaudited)                   --               --               --        (2,826,517)       (2,826,517)
                                       ------------     ------------     ------------      ------------      ------------
Balance at December 31, 2000             17,591,601     $     14,653     $ 28,690,432      ($42,601,751)     ($13,896,666)
                                       ============     ============     ============      ============      ============






            See Notes to Condensed Consolidated Financial Statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                               For the Nine Months Ended
                                                     December 31,
                                             ----------------------------
                                                2000             1999
                                             -----------      -----------
Cash flows from operating activities:
  Net loss                                   ($2,826,517)     ($3,897,502)
                                             -----------      -----------
  Adjustments to reconcile net loss to
      cash used in operating activities:
    Accrued interest on affiliated debt          854,952          552,647
    Depreciation and amortization                 96,379          129,723
    Abandonment of property assets                94,121
    Provision for inventory obsolescence        (282,663)      (2,310,709)
    Provision for doubtful accounts                7,770
    Changes in assets and liabilities:
      Accounts receivable                        192,324          153,067
      Inventories                                725,373        2,404,836
      Prepaid expenses and
        other current assets                      (4,195)        (139,233)
      Deposits and other assets                   84,620              360
      Accounts payable                          (754,464)         167,255
      Accrued expenses and other
        current liabilities                      111,956          101,652
                                             -----------      -----------
  Total adjustments                            1,032,052        1,153,719
                                             -----------      -----------

Net cash used in
  operating activities                        (1,794,465)      (2,743,783)
                                             -----------      -----------

Cash flows used in investing activities:
     Purchases of Property assets               (176,324)              --

Cash flows from financing activities:
     Proceeds from Affiliates
         Secured Note Payable                  2,250,000        1,660,000
     Repayment of debt                          (263,638)        (250,000)
                                             -----------      -----------
Net cash provided by
  financing activities                         1,986,362        1,410,000
                                             -----------      -----------

Net increase (decrease) in cash                   15,573       (1,333,783)

Cash at beginning of period                      144,839        1,584,480
                                             -----------      -----------

Cash at end of period                        $   160,412      $   250,697
                                             ===========      ===========






            See Notes to Condensed Consolidated Financial Statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


                                      For the Three Months Ended        For the Nine Months Ended
                                            December 31,                       December 31,
                                      --------------------------        -------------------------
                                        2000             1999             2000             1999
                                      -------        -----------        -------          --------
Supplemental Disclosures of
  Cash Flow Information:
  Cash payments made for:

    Interest                          $ 6,956        $        --        $ 6,956          $ 36,165
                                      =======        ===========        =======          ========

    Income taxes                      $    --        $        --        $    --          $     --
                                      =======        ===========        =======          ========


Supplemental Schedule of
    Non-Cash Financing and
    Investing Activities:

  Conversion of debt to equity        $    --        $   106,263        $    --          $206,263
                                      =======        ===========        =======          ========










            See Notes to Condensed Consolidated Financial Statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 (Unaudited)

NOTE 1 -   REALIZATION OF ASSETS - GOING CONCERN

                  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred substantial operating losses in each of its segments for the year ended March 31, 2000 and for the nine months ended December 31, 2000. Management on June 1, 1998 placed its contract engineering division of its telecommunications segment into voluntary liquidation when management caused a filing under Chapter 7 of Title 11 of the United States Bankruptcy Code for its wholly-owned subsidiary, e2 Electronics, Inc. ("EEI"). The Court appointed a trustee who is liquidating the assets of EEI for the benefit of its creditors.

                  The accompanying consolidated financial statements reflect working capital deficiencies of $11,272,070 and $14,093,912 at March 31, 2000 and December 31, 2000, respectively, of which $1,012,000 is attributable to the net obligations of EEI. Upon the conclusion of the liquidation of EEI, the capital deficiency at December 31, 2000 will decrease by the forgiveness of the net indebtedness of EEI of $1,012,000. For the nine months ended December 31, 2000, the Company incurred losses of $2,826,517 or $.16 per share. The Company's primary source of cash has been the sale of its securities and loans from a related party/stockholder.

                  The Company and/or its operating subsidiaries are defendants in a number of legal actions, some of which, should the plaintiffs prevail, would have a serious adverse effect on the Company's financial condition.

                  The substantial operating losses of the Company incurred through and subsequent to December 31, 2000 and the Company's limited ability to obtain additional financing other than from a related party/stockholder raises substantial doubt concerning the ability of the Company to realize its assets and pay its obligations as they mature in the ordinary course of business. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2 -   BANKRUPTCY PROCEEDINGS - CHAPTER 7

                  On June 1, 1998, management filed a petition for its wholly owned subsidiary, e2 Electronics, Inc., under Chapter 7 of Title 11 of the United States Bankruptcy Code in the Western District of Pennsylvania of the United States Bankruptcy Court (the "Court"). e2 Electronics, Inc. sought to have the court liquidate its assets and disburse the proceeds there from to its creditors for which the Court appointed Trustee.

                  Certain assets aggregating $915,000 at historical cost and certain liabilities aggregating $1,032,000 of EEI which were part of the Company's telecom power system manufacturing segment were sold by management to another of the Company's subsidiaries in that segment at the time of the filing of the petition. This sale was reviewed by the Trustee who required an auction for the net assets. The winning bid for the net assets of $177,000 was from an entity controlled by the Company's investment bankers. This entity in 1999 sold these net assets to another of the Company's subsidiaries for the same amount as the successful bidder.


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

NOTE 4 -   INVENTORIES.

                  The components of the inventories in determining the cost of sales are as follows:


                              December 31,2000    March 31,2000
                              ----------------    -------------

Raw materials                     $2,268,000        $2,290,000
Work-in-process                       96,000           740,000
Finished goods                       494,000           553,000
                                  ----------        ----------
                                   2,858,000         3,583,000
Allowance for obsolescence
  and disposal                     1,697,000         1,980,000
                                  ----------        ----------

                                  $1,161,000        $1,603,000
                                  ==========        ==========


                  Management estimates that the remaining $1,697,000 allowance for obsolescence at December 31, 2000 is sufficient for the continuing operating segments to dispose of its obsolete and excess inventory including a profit margin sufficient to cover the future costs to dispose of these excess assets.


NOTE 5 -   PROPERTY ASSETS.

                  Property assets, recorded at cost, consist of the following:


                                              December 31, 2000   March 31, 2000
                                              -----------------   --------------

           Machinery and equipment                  $ 62,400        $ 59,000
           Furniture and fixtures                    120,300         101,300
           Leasehold improvements                    106,500         157,000
                                                    --------        --------
                                                     289,200         317,300
             Less:  Accumulated depreciation          96,000         263,500
                                                    --------        --------

                                                    $193,200        $ 53,800
                                                    ========        ========


                  Depreciation charged to operations in the three and nine months ended December 31, 2000 was $11,400 and $37,000 , respectively.


NOTE 6 -   LOAN PAYABLE TO RELATED PARTY

           Affiliate's Secured Note Payable:

                  In November 1998, the Company entered into a secured note agreement with a major stockholder. At March 31, 2000, $6,725,000 was outstanding under this facility. During the nine months ended December 31, 2000, the stockholder advanced an additional $2,250,000 under the facility, which had a total outstanding principal balance of $8,975,000 as at December 31, 2000. Since the Company has not made the required monthly stated interest payments, accruing at 10% per annum, pursuant to the terms of the agreement, the holder of the note is entitled to raise the interest rate to 15% per annum. Accrued interest of $1,890,000 and $977,000 is outstanding at December 31, 2000 and March 31, 2000, respectively, which is included in amounts due to affiliates in the accompanying financial statements. Interest charged to operations was $914,000 for the nine months ended December 31, 2000 and $547,000 for the comparable period in 1999 at a weighted average interest rate of 15%. The outstanding principal and accrued interest thereon are collateralized by all of the Company's assets. Additionally, at the holder's option, the principal outstanding indebtedness is convertible into the Company's common stock at $0.55 per share for the first $4,225,000 of the obligation, $0.20 per share for the next $1,050,000 of the obligation, and $0.10 per share for the amounts in excess of $5,275,000. The convertibility of that portion of the convertible debt, which could result in the issuance of shares of common stock that would exceed the number of shares then authorized pursuant to the Company's Certificate of Incorporation, is subject to and conditioned upon the amendment of the Certificate of Incorporation to authorize the issuance of such shares of common stock. The stockholders of the Company approved the amendment on January 29, 2001 and the Company is currently in the process of filing the Certificate of Amendment with the office of the Delaware Secretary of State.

NOTE 7 -   LONG TERM DEBT

           Long Term Debt consists of the following:


                                                    December 31, 2000    March 31, 2000
                                                    -----------------    --------------
Acquisition note payable in annual indebtedness
  of $250,000 plus interest at 10%                             --        $  250,000

Commonwealth of Pennsylvania
    Department of Commerce Bonds (a):
          Machinery and equipment                      $  345,000           359,000
          Capital loan fund                                29,000            29,000

Subordinated notes (b)                                  1,013,000           919,000

Convertible subordinated notes                            256,000           256,000

Other notes payable                                       300,000           394,000
                                                       ----------        ----------

                                                       $1,943,000        $2,207,000

Portion currently payable                              $1,943,000        $2,207,000
                                                       ==========        ==========


           a) The Company amended and restated its two (2) notes with the Commonwealth of Pennsylvania. Both notes carry a 5% per annum interest rate with fixed monthly payments beginning December 1, 2000 and ending September 1, 2004.

           b) As of December 31, 2000 the Company had certain convertible subordinated notes (the "Subordinated Notes") bearing 10% interest which were payable on January 2, 2001. The Company's Board of Directors authorized the extension of the maturity date of the Subordinated Notes to January 2, 2002. Other terms of the Subordinated Notes have not been changed. In consideration for accepting the maturity extension, the board authorized issuing to each Subordinated Note holder warrants to purchase common stock equal to 10% of the amount due on their Subordinated Note divided by the exercise price. The exercise price was set at a 20% premium to the closing price on December 29, 2000 (equivalent to $.288). This resulted in the issuance of 25,313 additional warrants.

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

RESULTS OF OPERATIONS

SALES

      The Company had sales of $1,709,435 for the quarter ending December 31, 2000 versus $2,290,263 for the quarter ending December 31, 1999, a decline of 25%. Management believes the decline to be temporary and attributes it to a complete restructuring of the sales force (including the hiring of a new sales manager) and a temporary softness in the telecommunications sector due to economic and budgetary concerns. Management believes that it has taken steps necessary to improve its direct and indirect sales channels and is cautiously optimistic on improved sector confidence in 2001. For the nine month period ending December 31, 2000, sales decreased 2% to $5,335,706 from $5,427,379 for the same period a year ago.

COST OF SALES

      Based on a percentage of sales for the quarter ending December 31, 2000 versus the same period a year ago, cost of sales was reduced to 73% from 104%, an improvement of 31%. For the nine month period ending December 31, 2000 versus the same period a year ago, cost of sales was reduced to 86% from 107%, an improvement of 21%. This improvement is a result of Management's efforts to change the Company's product line and sales mix to focus on higher margin products. In addition, by narrowing the product mix, the Company has been able to improve raw materials pricing and terms, thereby increasing margins.

OPERATING EXPENSES

      For the quarter ending December 31, 2000 versus the same period a year ago, operating expenses increased $25,281 or 4%. The majority of the increase resulted from a litigation settlement and associated legal fees. Operating expenses for the nine month period ending

December 31, 2000 versus the same period a year ago, improved by $176,390 or 7% reflecting the benefits of cost reduction programs.

OTHER EXPENSES

      Other expenses increased for the quarter ending December 31, 2000 versus the same period a year ago by $62,145 or 19%. For the nine months ending December 31, 2000 versus the same period a year ago, other expenses increased $254,172 or 30%. The increases in both periods is due to increased interest due to borrowings from an affiliate. (See Note 6)


FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

OPERATING LOSSES, CASH FLOW SHORTAGES AND GOING CONCERN

      The Company has limited access to available working capital as noted in the "Need for Additional Financing" section on page 15. There exists a substantial risk that the Company will be required to curtail its current business operations.

      Since the Company's wholly-owned subsidiary, e2 Electronics, Inc. ("EEI") commenced operations in 1994, the Company and its subsidiaries, have produced losses in each year and had an accumulated deficit of $42,601,751 through and as at December 31, 2000. For the three months ended December 31, 2000 the Company posted a loss of $675,800 on revenues of $1,709,435. The major contributors to the accumulated losses were: lack of significant increase in sales revenues, continued expenditures on research and development efforts for the Master Lite(TM) system to market, and capital constraints which affect the Company's efforts to rebuild its telecom power and conversion business.

      The Company and its subsidiaries have experienced cash flow constraints throughout their operating history, which have negatively impacted its abilities to increase its marketing efforts, affected sales, and its ability to purchase raw materials efficiently, therby impacting profit margins. In addition, the Company embarked on numerous mergers and acquisitions that had negative consequences, such as unsuccessful consolidations and restructurings, which further strained the Company's cash flows. Current Management is making every effort to reverse these trends by reducing overhead, streamlining product line offerings by focusing on products and designs with higher margins and rebuilding the Company's presence within the market. These efforts will require working capital infusions and, accordingly, Management cautions that there can be no assurances that these efforts will be successful.

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

      The substantial operating losses of the Company's operating segments incurred through and subsequent to December 31, 2000, and the Company's limited ability to obtain financing other than from one major investor raises substantial doubt concerning the ability of the Company to realize its assets and pay its obligations as they mature in the ordinary course of business. These conditions, among others, raise substantial doubt among the Company's independent auditors about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. At present, the Company's sole source of financing is from one major investor. Management cautions that there can be no assurances that the investor will continue to provide financing or that alternative sources of funds will be available for management to implement its plan.

      The new management team believes that it is possible to turn around the Company's financial performance and has begun implementing its business plan. This plan calls for focusing on two main performance areas, which are: 1) overhead reduction and 2) revenue/margin improvement.

        1. Overhead reduction: Since the new management team came on board, the Company has reduced its overhead and will continue to look for overhead reduction opportunities in the future. Benefits have been realized by consolidating all facilities and moving headquarters to a lower cost facility, reducing staffing by streamlining operations and closing facilities, and by implementing other outsourcing strategies to limit the Company's overhead structure.

       2. Revenue / margin improvement: The Company has a 60 year history of providing quality products to the industry, and management has repositioned its marketing of its products to focus on that history. Management has implemented new strategies to improve margins by streamlining its product offerings and focusing on those items in its product lines that have higher margins and have strong market demand. By narrowing its product offerings and purchasing more efficiently, the Company is able to reduce its raw materials cost component thereby adding to margin improvement. Management also intends to overhaul its marketing efforts and restructure its sales department to strengthen these strategies.

            In addition, the Company is completing its beta site testing of its Master Light(TM) fluorescent product line. It is anticipated that the Company will be able to generate revenues from this product line in 2001.

SUBSIDIARY BANKRUPTCY

      On June 1, 1998, EEI filed a Chapter 7 bankruptcy petition in the United States Bankruptcy Court for the Western District of Pennsylvania. In connection with the bankruptcy, DC&A Partners, EEI's largest secured creditor, purchased EEI's assets from the Bankruptcy Court for $177,000. DC&A is a company formed by principals of Mason Cabot, the Company's former investment banking firm. Until the bankruptcy has been concluded, there is a possibility that the Bankruptcy Court could invalidate certain pre-petition transactions or make other findings, determinations or rulings that could have material adverse effects on the Company and/or its properties. The Bankruptcy Trustee has named the Company and its other subsidiaries as defendants in an adversary proceeding within the bankruptcy seeking avoidance of alleged fraudulent transfers, turnover of alleged property of the estate, equitable subordination, injunctive relief and money damages. In a complaint filed on May 30, 2000 in the United States Bankruptcy Court for the Western District of Pennsylvania, the Bankruptcy Trustee has named the Company and its other subsidiaries as defendants in an adversary proceeding seeking avoidance of alleged fraudulent transfers, turnover of alleged property of the estate, equitable subordinations, injunctive relief and monetary damages.

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

ITEM 2. CHANGES IN SECURITIES (Not applicable)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES (Not applicable)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Not applicable)

ITEM 5. OTHER INFORMATION

      On October 13, 2000 at a regularly scheduled meeting of the board of directors, the board elected two new directors: Jonathan Scott Harris and Philip A. Pascarelli, Jr. The board approved all previously executed amendments to the Convertible Revolving Promissory Note in favor of Horace T. Ardinger, Jr. (the "Note") and granted the Company's officers authority to negotiate and enter into future amendments to the note. The board, on behalf of the Company and its subsidiaries, voted to terminate the employment contract of Robert Smallwood including all salary and benefit payments made to him or on his behalf.

      On November 10, 2000 for value received, the Company executed a Sixth Amendment to the Note. The amendment increased the principal due on the Note by $750,000. The additional principal is convertible into common stock of the Company at conversion rates set to reflect the market price of the stock as of the close of business on November 10, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Elgin Technologies, Inc.
                                    --------------------------------------------
                                                 (Registrant)

Date: February 12, 2001                   /s/ Michael J. Smith
      -----------------             ------------------------------------
                                    Name:  MICHAEL J. SMITH
                                    Title: EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER