Form 10KSB/A
period 2000-03-31
ELGIN TECHNOLOGIES INC
filed 2001-03-08
CIK 1107947

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

INVERNESS CORPORATION AND MENOTOMY FUNDING, LLC V. THE COMPANY

         This is an action filed in Middlesex Superior Court in Cambridge, Massachusetts in June, 1997 against the Company, e2 Electronics, Inc. (f/k/a Elgin e2 Inc.), EAC Acquisition I Corporation ("EAC") and others, alleging breach of contract and a variety of other causes of action relating to the alleged failure of EAC to repay certain loans and the failure of the Company to honor certain warrants to purchase common stock.

         In late 1996, the Company's investment bankers, Mason Cabot Holdings, Ltd., formed EAC for the purpose of acquiring the assets of a troubled corporation located in Billerica, Massachusetts. The parties intended that EAC would acquire the assets of the business and then manage its operations in an effort to make it a viable concern. As part of the transaction, Inverness sold the assets to EAC in return for a short-term note for $1,640,442. During the negotiation of the loan agreement, Inverness represented that it would provide working capital of $300,000 pursuant to the Revolving Line of Credit of $1,780,000 referenced in the loan agreement. As part of the consideration for the transaction, e2 Electronics issued a warrant to purchase 750,000 shares of stock in a publicly traded company that would be the survivor of a merger with e2 Electronics. Neither the Company nor e2 Electronics was ever a party to the loan transaction, nor did either guarantee the debt of EAC. Mason
Cabot granted to the Company an option to purchase all of the common stock of EAC.

         The parties anticipated that the short-term note would be paid through the infusion of new capital from third party investors. However, after several loan forbearances for which e2 Electronics issued additional warrants, neither the working capital from Inverness nor any new capital from investors was forthcoming. By May 1997, EAC ceased to operate. Inverness filed suit to obtain money damages in the amount of $7,650,000 for the alleged failure to honor the warrants issued by e2 Electronics in connection with the transaction. It is the Company's position that the warrants are invalid because the issuance of the warrants was fraudulently induced and that the conditions precedent to the exercise of the warrants never occurred. The Company and EAC have counterclaimed against Inverness for common law fraud, breach of contract and related claims. The Company and EAC allege they were fraudulently induced into entering into the loan transaction and issuing the warrants in exchange for a non-existent operating line of credit based upon false representations by Inverness that it had the liquidity and ability to fund the line of credit. The case is presently in the discovery phase and trial is not expected before the year 2001.

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

         Since e2 Electronics commenced operations in 1994, the Company and its subsidiaries, have produced losses in each year and had an accumulated deficit of $39,775,000 at March 31, 2000. For the year ending March 31, 2000, the Company has continued to experience losses of $4,280,000 on revenues of $7,424,000. The major contributors to the accumulated losses were continued research and development efforts to bring Master Lite-TM- to market, along with the capital needed to rebuild the telecom power and conversion businesses.

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

SUBSIDIARY BANKRUPTCY

         On June 1, 1998, e2 Electronics (the Company's wholly-owned subsidiary) filed a Chapter 7 bankruptcy petition in the United States Bankruptcy Court for the Western District of Pennsylvania. In connection with the bankruptcy, DC&A Partners, e2 Electronics' largest secured creditor, purchased e2 Electronics' assets from the Bankruptcy Court for $177,000.
DC&A is a company formed by principals of Mason Cabot, the Company's former investment banking firm. Until the bankruptcy has been concluded, there is a possibility that the Bankruptcy Court could invalidate certain pre-petition transactions or make other findings, determinations or rulings that could have material adverse effects on the Company and/or its properties.

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
                                ============        ============

SALES

         The Company had sales of $7,424,000 for fiscal 2000 and $7,218,000 for fiscal 1999. The nominal increase in sales of $206,000 (2.9%) was mainly the result of regaining stability in the business, which had been interrupted in 1998 as a result of the consolidation of the Company's Erie, Pennsylvania and Hudson, New Hampshire facilities. In addition, the acquisition of CSC in May, 1998 helped to offset the loss in sales from the filing of Chapter 7 bankruptcy protection by the Company's subsidiary, e2 Electronics in June, 1998.

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


       Notes to Consolidated Financial Statements ...........................  F-8 - F-32

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


                                      /s/ WEINICK SANDERS LEVENTHAL & CO., LLP


New York, N. Y.
May 25, 2000, except for the
second paragraph of Note 2,
as to which the date is
March 2, 2001

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

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Years Ended
                                                           March 31,
                                                ------------       ------------
                                                    2000               1999
Net sales                                       $  7,423,771       $  7,217,586
Cost of sales                                      6,956,921          7,087,955
                                                ------------       ------------
Gross margin                                         466,850            129,631
                                                ------------       ------------

Operating expenses:
  Selling                                            896,965            577,515
  Research and development                           826,680          1,407,048
  General and administrative                       1,742,406          2,504,030
  Bad debts                                           71,656           (110,300)
  Amortization of financing costs                     89,091             29,697
  Write-off of intangibles                              --              300,000
  Abandonment of property assets                        --               14,038
                                                ------------       ------------
Total operating expenses                           3,626,798          4,722,028
                                                ------------       ------------

Loss from operations                              (3,159,948)        (4,592,397)

Other expenses:
  Interest                                         1,116,646            410,499
                                                ------------       ------------

Net loss                                        ($ 4,276,594)      ($ 5,002,896)
                                                ============       ============

Net loss per common share                       ($      0.25)      ($      0.37)
                                                ============       ============

Weighted average number of
  shares outstanding                              17,425,303         13,440,850
                                                ============       ============

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

                    The accompanying consolidated financial statements have
            been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred substantial operating losses in each of its segments for the two years ended March 31, 2000. Management on June 1, 1998 placed its contract engineering division of its telecommunications segment originally located at Erie, Pennsylvania into voluntary liquidation when management caused a filing under Chapter 7 of Title 11 of the United States Bankruptcy Code for its wholly-owned subsidiary, e2 Electronics, Inc. ("e2 Electronics"). The Court appointed a trustee who is liquidating the assets of e2 Electronics for the benefit of its creditors.

                    The accompanying consolidated financial statements reflect a working capital deficiency of $11,272,000 at March 31, 2000, of which $1,012,000 is attributable to the net obligations of e2 Electronics. Upon the conclusion of the liquidation of e2 Electronics, the capital deficiency at March 31, 2000 will decrease by the forgiveness of the net indebtedness of e2 Electronics of $1,012,000. The Company's segments, lighting manufacturing and telecom power system equipment manufacturing, incurred losses from operations of $2,329,000 and $745,000, respectively, and in fiscal 2000 and in fiscal 1999 incurred operating losses of $1,271,000 and $2,978,000, respectively. In fiscal 2000 and 1999, these segments had a combined negative cash flow from operating activities of $3,609,000 and $6,782,000. The Company's primary source of cash has been the sale of its securities to and loans from a stockholder.

                    As described in Note 12, e2 Electronics, the Company and/or its continuing subsidiaries are defendants in a number of legal actions, some of which, should the plaintiffs prevail, would have a serious adverse effect on the Company's financial condition.

                    The substantial operating losses of the Company's operating segments incurred through and subsequent to March 31, 2000, and the Company's limited ability to obtain financing other

NOTE  1 -  REALIZATION OF ASSETS - GOING CONCERN.  (Continued)

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

              Revenue/margin improvement.

                    The Company has a 60-year history of providing quality
            products to the industry, and management has repositioned its marketing of its products to focus on that history. Management has implemented new strategies to improve margins by streamlining its

NOTE  1 -  REALIZATION OF ASSETS - GOING CONCERN.  (Continued)

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

                    In addition, the Company is completing its beta site testing of its Master Light fluorescent product line. It is anticipated that the Company will be able to generate revenues from this product line in 2001.


NOTE 2 - BANKRUPTCY PROCEEDINGS - CHAPTER 7.

                    On June 1, 1998, management filed a petition for its wholly owned subsidiary, e2 Electronics, Inc. ("e2 Electronics"), under Chapter 7 of Title 11 (a liquidation) of the United States Bankruptcy Code in the Western District of Pennsylvania of the United States Bankruptcy Court (the "Court"). The Petitioner sought to have the court liquidate its assets and disburse the proceeds therefrom to its creditors for which the Court appointed a Trustee. The accompanying financial statements include the results of operations of e2 Electronics up to the date of the Chapter 7 filing. The results of operations of e2 Electronics, after the filing, are not included in the accompanying financial statements because operations were conducted by the Court-appointed Trustee and all of e2 Electronics' records were transferred to the Trustee, and were not available for audit.

                    On May 30, 2000, the Bankruptcy Trustee for e2 Electronics
            filed a Complaint to Avoid Fraudulent Transfer, to Obtain Turnover of Property of the Estate, Equitable Subordination and Injunctive Relief in the Bankruptcy Court against Warren Power Systems, Inc., the Company and DC&A Partners, Inc. However, the deadline for the defendants to answer the Complaint has been continued generally to give the parties an opportunity to negotiate for a cost-effective resolution of the Complaint by compromise and settlement, if possible. To that end, the Trustee propounded discovery requests, including interrogatories and requests for the production of documents, which defendants Warren Power Systems, Inc. and the Company have answered in detail. After the Trustee completes his due diligence with respect to a possible settlement, the parties will negotiate in earnest. The next status conference with the Bankruptcy Court is scheduled to be held on May 21, 2001.

                    Several years before e2 Electronics' Chapter 7 bankruptcy
            filing in June of 1998, e2 Electronics issued a secured promissory note to Star Bank, N.A., an institutional lender. The note was secured by, inter alia, certain assets of e2 Electronics having an aggregate historical cost value of $915,000. In early 1998, the Star Bank note was approaching maturity. The principal and interest due under the note at that time totaled $528,000. The Company did not want e2 Electronics to fully pay and discharge Star Bank's secured note because it wanted to maintain the validity of the security interest so that other creditors of e2 Electronics could not establish senior liens over the assets. Similarly, the Company did not want to purchase the Star Bank note itself because it was concerned that such a purchase by the parent company of the debtor would allow a third party creditor to challenge the validity of the security interest. Accordingly, the Company proposed to its investment bankers that they purchase the Star Bank note and security interest over e2 Electronics' assets. Accordingly, the investment bankers, who had a substantial investment and interest in the Company, caused DC&A Partners, Ltd., a corporation that they controlled, to purchase the Star Bank note and related security interest from Star Bank at par, making DC&A the holder of the secured lien.

                     Subsequent to the Chapter 7 filing, DC&A paid the trustee a non-refundable fee of $10,000 for a license to operate the business of e2 Electronics in order to preserve the value of e2 Electronics' assets. DC&A then moved for a court ordered sale, pursuant to which it would pay $100,000 for the assets. A condition of the trustee's agreement to this motion was that the $100,000 would be carved out of DC&A's secured claim, i.e., these funds would be available for the unsecured creditor's pool. At the hearing on the motion for court ordered sale, another interested party was present and bid on the assets. DC&A ultimately won the bidding at a price of $177,000. The court carved the first $100,000 out of DC & A's secured claim as stated above, but allowed DC&A to recover the additional $77,000 in partial satisfaction of its secured claim.

                    DC&A subsequently sold the assets to Warren Power Systems,
            Inc., a subsidiary of the Company in consideration of the forgiveness by the Company of certain monies that it had loaned to DC&A.

NOTE  3 -  DESCRIPTION OF BUSINESS.

                    The Company was incorporated as Cross Atlantic Capital,
            Inc. ("CROA") under the laws of the State of Delaware on May 28, 1986. CROA, since its incorporation through September 30, 1997, was inactive at which time it acquired all of the outstanding capital stock of e2 Electronics, Inc. (f/k/a Elgin e2, Inc.) in exchange for 3,250,000 shares of its $.000833 par value common stock. Prior to the acquisition, CROA had issued and outstanding 600,000 shares of its common stock. The merger was treated as a recapitalization. In January 1998, CROA changed its name to Elgin e2, Inc. and, in June 1998, to Elgin Technologies, Inc. (the "Company"). In January 1998, e2 Electronics, Inc. changed its name from Elgin e2, Inc. to its current name.

                    The effects of this recapitalization are as follows:

                                               Date           Par Value    Shares
                                               ----           ---------    ------
Initial issue of common stock
  to original CROA                          May 28, 1986       $.000833    600,000

Equivalent number of shares issued
  to stockholders of Elgin e2 in
  exchange for the share of Elgin e2     September 30, 1997
  to reflect the recapitalization      effective May 28, 1986  $.000833  3,250,000
                                                                         ---------

Total shares issued and outstanding
  after giving effect to merger treated
  as a recapitalization                                                  3,850,000
                                                                         =========

                    e2 Electronics was incorporated in Delaware in April 1994
            as a provider of contract manufacturing services and custom power equipment to original equipment manufacturers in the industrial process control, medical instrumentation and telecommunications industries. e2 Electronics commenced operations in April 1994 with its acquisition of the net assets of Charter Technologies, Inc. from a United States Bankruptcy Court appointed Trustee. e2 Electronics also acquired certain net assets from two other entities in fiscal 1995. These three acquisitions resulted in the recording of $1,018,000 in goodwill.

                    e2 Electronics on July 10, 1996 acquired all of the capital stock of Ascom Warren, Inc. ("Warren") in a transaction accounted for as a purchase. e2 Electronics, then merged Warren into itself. The purchase price of $2,298,000 for the Company's power system manufacturing segment was paid in cash of $1,298,000 plus the issuance of a $1,000,000 promissory note (10% interest, payable in four annual installments of $250,000). The Company was contingently liable for additional payments to seller in the amount of 3% of net sales that exceeded $10,000,000 in each of the three fiscal years ended March 31, 1999. The segment did not achieve the requisite sales level in any of the periods and no additional liability is due to the seller of Warren.

                    In December 1997, the Company acquired all of the capital
            stock of Logic Laboratories, Inc. ("Logic") for 2,000,000 shares of its common stock (valued at $3.00 per share) plus a conditional payment of an additional 500,000 shares of the Company's common stock (an increase in the purchase price in accordance with EITF 95-8) if and when Logic achieves $10,000,000 in sales in any one fiscal year in a transaction accounted for as a purchase. Logic had significant revenues.

                    On April 24, 1998, the Company acquired all of the assets
            and liabilities of Communication Service Company ("CSC") which installs power systems for 100,000 shares of its common stock (valued at $3.00 per share) plus the cash and accounts receivable of CSC on the date of acquisition. The transaction is being accounted for as a purchase in the accompanying financial statements. The fair value of the consideration paid to the sellers of CSC exceeded the fair value of the remaining net assets acquired by $300,000 and initially was recorded as goodwill. The goodwill was charged to operations on the acquisition date do the uncertainty of the Company's ability to continue as a going concern.

                    Management determined the purchase price for Logic and CSC to be valued at $3.00 per share, in accordance with EITF 95-19, which requires the shares issued to be valued at the time of tender. In addition, the $3.00 per share valuation was based on recent private placement sales of the Company's stock to investors.

                    The accompanying consolidated financial statements as at
            March 31, 2000 and for the two years then ended include the accounts of the Company and its wholly-owned subsidiaries except for e2 Electronics whose accounts are included from April 1, 1998 to the date of the filing of its bankruptcy proceedings on June 1, 1998. Upon the filing of the bankruptcy petition, the assets and liabilities are being liquidated by the Trustee of the Court. The accompanying financial statements reflect the acquisitions of CSC, Logic, Warren and the net assets of Charter Technologies, Inc. from their respective dates of their purchase through March 31, 2000, in accordance with Accounting Principles Board Opinion No. 43 and Item 310 of Regulation S-B.


NOTE  4 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

            (a)   Revenue Recognition:

                    The Company recognizes revenues in accordance with generally accepted accounting principles in the period in which it performs its installation services. In addition, the Company recognizes product revenues when they are shipping to the respective customers. The Company records expenses in the period in which they are incurred, in accordance with generally accepted accounting principles.

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

                    Agencies of the U.S. government accounted for 13% and 14%
            sales in fiscal 2000 and 1999, respectively. Another customer accounted for 14% and 13% of sales in fiscal 2000 and 1999, respectively. A third customer who accounted for 18% of sales in 2000 was less than 2% in fiscal 1999. Although concentrations of credit risk with respect to trade accounts receivable of the Company's segments are limited due to the wide number of their customers, Three customers at March 31, 2000 accounted for 15%, 14%, and 13% of accounts receivable. At March 31, 1999, agencies of the U.S. government accounted for 24% (3% at March 31, 2000) and another customer accounted for 33% (10% at March 31,2000) of accounts receivable. Additionally, the Company's segments have an allowance for doubtful accounts of $90,000, $90,000 and $100,000 as at March 31,2000, 1999 and 1998,
            respectively. The Company's discontinued contracting operations required an allowance for doubtful accounts of $100,000 at March 31, 1998. With the filing of the e2 Electronics, Inc.'s bankruptcy proceedings, the receivables of this subsidiary were placed in the custody of the Trustee who is responsible for their liquidation.

            (e)   Inventories:

                    Inventories are valued at the lower of cost (first-in,
            first-out method) or market. The financial statements reflect an allowance for obsolescence and disposal of inventory of $1,980,000 $5,231,000, and $6,847,000 at March 31, 2000, 1999, and April 1,
            1998, respectively.

            (f)   Property and Equipment:

                  (i) The cost of property and equipment is depreciated over the estimated useful lives of the related assets of 5 to 10 years. The cost of leasehold improvements is amortized over the lessor of the length of the related leases or the estimated useful lives of the assets. Depreciation is computed on the straight-line method for financial reporting purposes. Repairs and maintenance expenditures, which do not extend original asset lives, are charged to income as incurred.

                  (ii) The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Life Assets to be Disposed of". The statement required that the Company recognizes and measures impairment losses of long-lived assets to be disposed of. At March 31, 1999 and December 31, 1999, the carrying value of the Company's other assets approximate their estimated fair value.

            (f)   Goodwill:

                    The cost in excess of the fair value of the assets acquired had previously been recorded as goodwill and had been amortized over a 10-year period. Management continually reviewed the results of the business operations of its acquisitions and in March 1997 determined that certain goodwill arising from those acquisitions was permanently impaired. Management determined that these business operations could not recover the cost associated with the goodwill in the foreseeable future and charged the unamortized portion of the goodwill to operations at the date it became impaired. The goodwill associated with the acquisition in April 1998 of Community Services Company was charged to operations at the purchase date because management was unable to determine if such costs would be recovered in the future primarily due to the continuing uncertainty of the Company's ability to continue as a going concern.Research and Development Costs:

            (h)   Research and Development Costs:

                    The Company charges to operations all research and
            development costs as incurred. Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of the acquisition and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. In accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs", as interpreted by FASB Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination.

                    The acquisition of Logic Labs centered on the development of lighting products based on an application of a DC power supply (versus standard AC power) to drive industrial systems, this system is call Master Lite. At the time of the acquisition, Logic had filed initial patent applications and had initial laboratory prototypes of the product for a fluorescent system. The Company valued the acquisition at $7,901,000 ($3.00 per share of the Company's stock plus Logic's net worth) based upon management's assessment of the market potential for the then existing prototype application and of the potential for future product offerings based upon its designs as applied to lighting categories. Upon the acquisition of Logic, management determined that the product would require significant engineering and design expenditures and would require several years of development. During the development process, several design iterations have been generated and the Company has filed and received patents for these improvements to the original design. Due to these improvements and post acquisition developments in the lighting market, the Company has modified its original market concept. In addition, due to delays in regulatory review, the Company has modification its original view as to the value of the original designs purchased from Logic. Accordingly, the acquired net worth was deemed by management to have little or not future value and was written off to operations in fiscal 1998.

            (g)   Deferred Financing Costs:

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

            (h)   Income Taxes:

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

            (i)   Loss Per Common Share:

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

            (j)   Significant Adjustments:

                    In the opinion of management, all significant adjustments, estimates and disclosures have been recorded and are an integral component of its financial statements.

            (k)   Fair Value of Financial Instruments:

                    The Company adopted Statement of Financial Accounting
            Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement requires that the Company recognize and measure impairment losses of long-lived assets to be disposed of. The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Since the Company has been unable to generate funds from its operations to meet its obligations as they mature and management believes there is uncertainty as to the Company's remaining a going concern, management in April 1998 evaluated the goodwill recorded with the acquisition of CSC. Management determined that it could not be reasonably assured that the Company would ever recover the excess of the cost of these net assets acquired over their fair value. Accordingly, management wrote-off this goodwill and charged operations for $300,000 in 1999. Management has continued to evaluate its long-lived assets and does not believe any other assets have incurred any impairment and the amounts stated in the accompanying financial statements approximate their fair value.

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
                                                   -----------

                                                   $ 1,603,000
                                                   ===========

                    In May 1999, the manufacturing segment sold for $10,000 part of its obsolete raw material and work-in-process inventories whose cost was approximately $1,517,000. Management estimates that the remaining $1,980,000 allowance for obsolescence at March 31, 2000 is sufficient for the continuing operating segments to dispose of its obsolete and excess inventory and that this allowance reflects the sustained and measurable loss incurred due to the obsolescence of and the excess inventories.

                    During fiscal 1999, the Trustee liquidated e2 Electronics,
            Inc.'s operations inventory and the proceeds from such liquidation, if any, are being held by the Trustee for distribution to the e2 Electronics, Inc.'s creditors.

                    The components of the inventories in determining the cost of sales are as follows:

                                     December 31,               March 31,
                                  1999         1998         1999         1998
                               ----------   ----------   ----------   ----------
                               (Unaudited)  (Unaudited)
Raw materials                  $2,917,000   $3,866,000   $3,378,000   $4,902,000
Work-in-process                   357,000    1,969,000    1,780,000    1,779,000
Finished goods                    386,000      996,000      907,000      893,000
                               ----------   ----------   ----------   ----------
                                3,660,000    6,831,000    6,065,000    7,574,000
Allowance for obsolesence
  and disposal                  2,920,000    5,578,000    5,231,000    6,847,000
                               ----------   ----------   ----------   ----------

                               $  740,000   $1,253,000   $  834,000   $  727,000
                               ==========   ==========   ==========   ==========

                    In May 1999, the manufacturing segment sold for $10,000 part of its obsolete raw material and work-in-process inventories whose cost was approximately $1,517,000. Management estimates that the remaining $2,820,000 allowance for obsolescence at December 31, 1999 is sufficient for the continuing operating segments to dispose of its obsolete and excess inventory and that this allowance reflects the sustained and measurable loss incurred due to the obsolescence of and the excess inventories.

                        The components of the inventories used in determining
            the cost of sales of e2 Electronics' operations are as follows:

                                                    March 31,          April 1,
                                                      1998               1997
                                                   ----------         ----------
                Raw materials                      $1,765,000         $3,514,000
                Work-in-process                          --              442,000
                Finished goods                           --                 --
                                                   ----------         ----------
                                                    1,765,000          3,956,000
                Allowance for obsolescence
                  and disposal                      1,752,000          3,925,000
                                                   ----------         ----------

                                                   $   13,000         $   31,000
                                                   ==========         ==========

                    During fiscal 1999, the Trustee liquidated this operation's inventory and the proceeds from such liquidation, if any are being held by the Trustee for distribution to e2 Electronics' creditors.

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

            (a)   Revolving Lines of Credit:

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

            (ii) Commencing in February 1996 through October 1996, e2 Electronics, Inc. ("e2 Electronics") sold securities in a private placement consisting of 10% interest bearing subordinated notes and warrants to acquire shares of the e2 Electronics' common stock. No value was assigned to the warrants. Upon the recapitalization by the Company of e2 Electronics, the subordinated debt became obligations of the Company and the warrants were issued for shares in the Company's common stock. The Company received $1,637,500 in proceeds from the offering before costs related to the offering. Certain note holders converted their debt into the Company's common stock in the amount of $6,200 during 2000. The holders of the notes, aggregating $919,000 at March 31, 2000, are due interest aggregating $625,000 at March 31, 2000.

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

                    The components of the provision (benefit) for income taxes are as follows:

                                            For the Years Ended
                                                  March 31,
                                             2000         1999
                                           --------     --------
               Currently payable:
                 Federal                   $   --       $   --
                 State and local             10,000        8,000
                                           --------     --------
                                           $ 10,000     $  8,000

               Deferred:
                 Federal                   $   --       $   --
                 State and local            (10,000)      (8,000)
                                           --------     --------
                                           ($10,000)    ($ 8,000)

               Total provision             $   --       $   --
                                           ========     ========

                    The deferred tax benefit results from differences in
            recognition of expenses for tax and financial statement purposes and for minimum tax provision of the various state and local taxing authorities where the Company and its subsidiaries are subject to tax. The Company has deferred tax assets consisting of the following temporary differences:

                                                            MARCH 31,
                                                  ----------------------------
                                                      2000            1999
                                                  ------------    ------------
               Net operating loss carryforward    $  8,993,000    $  6,809,000
               Inventory obsolescence allowance        614,000       1,751,000
               Allowance for doubtful accounts         299,000         294,000
               Intangible assets                       963,000       1,017,000
               Other                                    47,000          47,000
                                                  ------------    ------------
                                                    10,916,000       9,918,000

               Less:  Valuation allowance          (10,916,000)     (9,918,000)
                                                  ------------    ------------

               Net deferred tax asset             $       --      $       --
                                                  ============    ============

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

                    The difference between income taxes computed using the
            statutory federal income tax rate and the rate shown in the financial statements are summarized as follows:

                                                FOR THE YEARS ENDED MARCH 31,
                                ----------------------------------------------------------
                                    2000            %             1999             %
                                -----------    ------------    -----------    ------------
Loss before income taxes        ($4,280,000)                  ($ 5,003,000)
                                ===========                    ===========

Computed tax benefit
  at statutory rate             ($1,497,000)          (35.0)   ($1,751,000)          (35.0)

Non-deductible portion
  of compensatory element of
  common stock issuances:
    Research and development           --              --             --              --
    Compensation for services          --              --          102,000             2.0
  Goodwill                             --              --          105,000             2.1
  Finance charges                    31,000             0.7         10,000             0.2

Other                                 5,000             0.1         16,000             0.3

Reserve for operating loss
  carryforward tax asset          1,461,000            34.2      1,518,000            30.4
                                -----------    ------------    -----------    ------------

Income tax benefit              $      --              --      $      --              --
                                ===========    ============    ===========    ============

                    The net operating loss carryforwards at March 31, 2000
            expire as follows:

                         2010             $   905,000
                         2011               1,959,000
                         2012               1,676,000
                         2013               7,444,000
                         2014               6,164,000
                         2015               7,546,000
                                          -----------

                                          $25,694,000
                                          ===========

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


NOTE 10 - CAPITAL.

            (a)   Redeemable Common Stock:

                    As part of the purchase agreement for the acquisition of the net assets of Charter Technologies, Inc., certain creditors of Charter were issued 2,460,000 shares of the Company's common stock redeemable at the holder's option for cash of $410,000. In fiscal 1999, the holders accepted (i) $141,624 in cash, (ii) warrants to acquire 303,043 shares of the Company's common stock for no consideration (all of which are outstanding at March 31, 2000), and
            (iii) warrants to acquire 95,000 shares of the Company's common stock at $3.00 per share (all of which are outstanding at March 31, 2000) as full payment of the Company's obligations under the redeemable common stock's provisions.

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

                    In April 1998, the Company issued 100,000 shares of its
            common stock whose fair market value at date of issuance was $300,000, or $3.00 per share, as partial consideration for the purchase of Communication Service Company.

                    During fiscal 1999, the Company's Board of Directors
            authorized the issuance of 97,200 shares of its common stock having a fair market value at the time of issuance of $291,600, or $3.00 per share, to employees of the Company as bonuses for services rendered.

                    In fiscal 1999, the Company issued 16,800 of its common
            shares having a fair market value of $50,400, or $3.00 per share, as settlement of a lawsuit.

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


NOTE 11 -  COMMITMENTS AND CONTINGENCIES.

            (a)   Leases:

                    As of March 31, 20000, the Company was a lessee under an
            operating real property lease for its manufacturing, warehouse and office facility in Hudson, N.H. The Company was delinquent in remitting its rental payments. The landlord commenced an action in 1999 in state court to evict the Company. The court found for the landlord. Subsequent to the landlord receiving its judgement, negotiations between the parties have resulted in the Company's being allowed to remain in the premises essentially on a month to month bases until April 2000, at which time the Company moved to its new leased facilities in Amherst, N.H. The new lease is for five years expiring in April 2005. The Company also leases office facilities on a month to month basis in Erie, PA and Leesburg, VA whose aggregate monthly rentals are $1,600. The Erie, PA site was vacated in May 2000.

                    Minimum future rental commitments under the noncancellable operating lease at March 31, 2000 are as follows:

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

                  (ii) The Company, e2 Electronics, two former officers, a stockholder of the Company, the Company's investment bankers and its general corporate counsel as well as other parties are named defendants in a lawsuit filed in Middlesex Superior Court in Cambridge, Mass. in June 1997 by Inverness Corporation and Menotomy Funding, LLC. The plaintiffs allege breach of contract and a variety of other causes of action relating to the alleged failure of the Company to honor certain stock warrants. In late 1996 a defendant, EAC Acquisition I Corporation ("EAC"), was formed by the Company's investment bankers for the sole purpose of acquiring assets of a troubled corporation located in Billerica, Mass. The parties intended that EAC, whose President was a former officer of the Company would acquire the assets of the business and then manage its operations in an effort to make it a viable concern. As part of the transaction, plaintiffs sold the entire assets to EAC for a short-term note aggregating $1,640,442.

                        During the negotiation of the loan agreement, the plaintiffs represented that they would provide working capital of $300,000 pursuant to the revolving line of credit of $1,780,000 referenced in the loan agreement. As part of the consideration for the transaction, the Company issued a warrant to purchase 750,000 shares of warrant stock in a publicly traded company (CROA) that would be the survivor of a merger with the Company. The Company was never a party to the loan transaction and did not guarantee the debt of EAC.

                        The parties anticipated that the short-term note would be paid through the infusion of new capital from third party investors. However, after several loan forbearances for which the Company issued additional warrants, neither the working capital from the plaintiffs nor any new capital from investors was forthcoming. By May 1997, the plaintiffs foreclosed on their security interest in EAC's assets, thereby forcing EAC to cease operations.

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

                  (iii) The Company and/or its subsidiaries are named defendants or co-defendants in numerous actions with its subsidiary in bankruptcy, e2 Electronics. These cases, in the opinion of counsel, will be resolved through the bankruptcy proceedings. The ultimate aggregate resolutions of the lawsuits, in management's opinion, will not have a material adverse effect on the Company's financial condition.

                        The results of legal proceeding cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations.

NOTE 12 -  SEGMENT INFORMATION.

                    The Company's operations are comprised of its lighting
            manufacturing and power system equipment manufacturing segments. Set forth below are sales, operating losses, research and development costs, depreciation and identifiable assets of the segments in thousands.

                                         For the Years Ended
                                               March 31,
                                         -------------------
                                            2000     1999
                                           ------   ------
               Net sales:
                 Lighting                  $   35   $ --
                 Power systems              7,389    7,218
                                           ------   ------
                                           $7,424   $7,218
                                           ======   ======

               Operating loss:
                 Lighting                  $  745   $1,271
                 Power systems              2,329    2,978
                                           ------   ------
                                           $3,074   $4,249
                                           ======   ======

               Depreciation:
                 Lighting                  $ --     $ --
                 Power systems                136       51
                                           ------   ------
                                           $  136   $   51
                                           ======   ======

               Research and development:
                 Lighting                  $  516   $1,114
                 Power systems                300      293
                                           ------   ------
                                           $  816   $1,407
                                           ======   ======

               Identifiable assets:
                 Lighting                  $   84   $ --
                 Power systems              3,138    4,318
                                           ------   ------
                                           $3,222   $4,318
                                           ======   ======

ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS

         During the fiscal years ended March 31, 1999, 1998, and 1997 there were no disagreements with Weinick Sanders Leventhal & Co., LLP and during the years ended March 31, 1996 and 1995 there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of the firm, would have caused them to make reference to the subject matter of such disagreements in their reports on such financial statements. On July 28, 1998 the Company's previous independent auditors, Grant Thornton LLP, tendered a letter of resignation to the Company. At July 28, 1998 Grant Thornton had not served as the Company's independent auditors for two years. In September 1998 the Company's Board of Directors selected Weinick Sanders Leventhal & Co., LLP as its independent auditors.

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

Date: March 2, 2001

By:   /s/ MICHAEL J. SMITH
      --------------------
       Name:  MICHAEL J. SMITH
       Title:  EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER