Form 10QSB/A
period 2000-06-30
ELGIN TECHNOLOGIES INC
filed 2001-03-08
CIK 1107947

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

NOTE  5 - CONTINGENCIES.

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



Date: March 2, 2001                        /s/ Michael J. Smith
      -----------------             ------------------------------------
                                    Name:  MICHAEL J. SMITH
                                    Title: EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER