Form 10QSB/A
period 2000-09-30
ELGIN TECHNOLOGIES INC
filed 2001-03-08
CIK 1107947

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


NOTE 6 -        LOAN PAYABLE TO RELATED PARTY

                Affiliate's Secured Note Payable

                           In November 1998, the Company entered into a
                revolving loan with a major stockholder. At March 31, 2000, $6,725,000 was outstanding under this facility. During the six months ended September 30, 2000, the stockholder advanced an additional $1,500,000 under the facility, which had a total outstanding principal balance of $8,225,000 as at September 30, 2000. Since the Company has not made the required monthly stated interest payments, accruing at 10% per annum, pursuant to the terms of the agreement, the holder of the note is entitled to raise the interest rate to 15% per annum. Accrued interest of $1,563,000 and $977,000 is outstanding at September 30, 2000 and March 31, 2000, respectively, which is included in amounts due to affiliates in the accompanying financial statements. Interest charged to operations was $586,000 for the six months ended September 30, 2000 and $343,000 for the comparable period in 1999 a weighted average interest rate of 15%. The outstanding principal and accrued interest thereon are collateralized by all of the Company's assets. Additionally, at the holder's option, the principal outstanding indebtedness is convertible into the Company's common stock at $0.55 per share for the first $4,225,000 of the obligation, $0.20 per share for the next $1,050,000 of the obligation, and $0.10 per share for the amounts in excess of $5,275,000. The convertibility of that portion of the convertible debt, which could result in the issuance of shares of common stock that would exceed the number of shares then authorized pursuant to the Company's Certificate of Amendment, is subject to and conditioned upon the amendment of the Certificate of Incorporation to authorize the issuance of such shares of common stock.


NOTE 7 -        CONTINGENCIES

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


RESULTS OF OPERATIONS
---------------------

SALES
-----

         The Company had sales of $1,469,681 for the quarter ending September 30, 2000 versus $1,518,915 for the quarter ending September 30, 1999, a decline of 3%. Management believes the slight decline to be temporary and attributes it to a restructuring of the sales force to adjust to market conditions. For the six month period ending September 30, 2000, sales increased to $3,626,270 from $3,137,116 for the same period a year ago, an improvement of 16%. The increase was due to one significant order from a new customer in the Company's first quarter.

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

Date: March 2, 2001                            /s/ MICHAEL J.SMITH
      -----------------                ----------------------------------------
                                       Name:   MICHAEL J. SMITH
                                       Title:  EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER