Form 10QSB/A
period 2000-12-31
ELGIN TECHNOLOGIES INC
filed 2001-03-08
CIK 1107947

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

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                                December 31, 2000



I N D E X


PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (Unaudited):

     Condensed Consolidated Balance Sheets as at December 31, 2000
      (Unaudited) and March 31, 2000 ...................................     4

     Condensed Consolidated Statements of Operations
      For the Three Months Ended December 31, 2000 and 1999
      and for the Nine months ended December 31, 2000 and
      1999 (Unaudited) .................................................     5

     Condensed Consolidated Statements of Changes in Capital Deficiency
      For the Nine Months Ended December 31, 2000 (Unaudited)
      and for the Years Ended March 31, 2000 and 1999 ..................     6

     Condensed Consolidated Statements of Cash Flows
      For the Nine Months Ended December 31, 2000 and 1999 (Unaudited)..     7

     Notes to Condensed Consolidated Financial Statements ..............    9-14

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................     15


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings .............................................     19

Item 2.  Changes in Securities..........................................     19

Item 3.  Defaults upon Senior Securities................................     19

Item 4.  Submission of Matters to a Vote of Security Holders............     19

Item 5.  Other Information..............................................     19

Item 6.  Exhibits and Reports on Form 8-K...............................     19

 Signatures.............................................................     20

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

NOTE 8 -   CONTINGENCIES

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