Form 10KSB/A
period 2000-03-31
ELGIN TECHNOLOGIES INC
filed 2001-05-15
CIK 1107947

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

         There were 17,591,601 shares of Common Stock outstanding as of March 31, 2000.

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         The Company was incorporated as Cross Atlantic Capital, Inc. under the laws of the State of Delaware on May 28, 1986. The Company, since its incorporation through September 30, 1997, was inactive at which time it acquired all of the outstanding capital stock of Elgin e2 Inc. in exchange for 4,167,000 shares of its $.000833 par value common stock. The Company presently has two major product lines: Telecom Power and Master Lite Ballast Systems (Master Lite-TM-).


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

         Since e2 Electronics commenced operations in 1994, the Company and its subsidiaries, have produced losses in each year and had an accumulated deficit of $51,121,000 at March 31, 2000. For the year ending March 31, 2000, the Company has continued to experience losses of $5,077,000 on revenues of $7,424,000. The major contributors to the accumulated losses were continued research and development efforts to bring Master Lite(TM) to market, along with the capital needed to rebuild the telecom power and conversion businesses, and the imputed interest charged to operations on the beneficial conversion features of convertible debt transactions.

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

                             SELECTED FINANCIAL DATA




                                      FOR THE YEARS ENDED
                                            MARCH 31,
                                -------------------------------
                                    2000               1999
                                -----------         -----------
Sales                            $7,424,000          $7,218,000
Cost of sales                     6,957,000           7,088,000
                                -----------          ----------
Gross margin (loss)                 467,000             130,000
Operating expenses                3,627,000           4,722,000
                                -----------          ----------
Operating loss                   (3,160,000)         (4,592,000)
Other expenses                    1,917,000          10,956,000
                                ============        ============
Net loss                        ($5,077,000)       ($15,548,000)
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

COST OF SALES

         The cost of sales for fiscal 2000 and 1999 were $6,957,000 and $7,088,000 (representing 94% and 98% of sales respectively). Fiscal 2000 reflects the cost reduction benefits implemented during the year. The low volume levels that the company has experienced in both fiscal years has limited the margin contribution to fixed manufacturing costs resulting in nominal gross margins.


OPERATING EXPENSES

         Operating expenses were down $1,095,000 (23%) from $4,722,000 (65% of sales) in fiscal 1999 to $3,627,000 (49% of sales) in 2000. Cost reductions and lower legal fees were the major contributors to this reduction. In addition, the Company reduced spending in R&D by $580,000, as the Master Lite Ballast Systems' technology transitioned to production. In fiscal 1999 the Company had excess bad debt reserves resulting in income of $110,000 and in fiscal 2000 the Company provided $72,000 in reserves for bad debt resulting in an increase in spending of $182,000. Also in fiscal 1999 the Company issued stock to employees at a cost of $292,000. Fiscal 1999 included net intangible write-offs and amortization of $330,000. This increase is attributable to a charge to operations for the goodwill associated with an acquisition at the time of purchase. The Company abandoned property assets of $14,000 in 1999.


OTHER EXPENSES

         Other expenses decreased $9,039,000 (82%) from $10,956,000 (151% of sales) to $1,917,000 (26% of sales) in fiscal 1999 and 2000, respectively. Interest expense on the loan agreement increased by $706,000 due to increased borrowings from an affiliate. Imputed interest resulting from the beneficial conversion features on convertible debt transactions was $800,000 in fiscal 2000 as compared to $10,545,454 in fiscal 1999. This reduction was primarily due to the instances of conversion strike prices exceeding the fair values of the Company's common stock during fiscal 2000.


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
                                                                                                                    ----------

                                                                                                                   $ 3,222,213
                                                                                                                   ===========

                       LIABILITIES AND CAPITAL DEFICIENCY
                       ----------------------------------

Current liabilities:
  Secured Note Payable                                                                       $  6,725,000
  Current maturities of long-term debt                                                          2,206,663
  Due to affiliates                                                                             1,141,273
  Accounts payable                                                                              1,549,619
  Pre-petition liabilities                                                                      1,012,000
  Accrued expenses and other current liabilities                                                1,657,807
                                                                                               ----------
        Total current liabilities                                                                                  $ 14,292,362

Long-term debt                                                                                  2,206,663
Less:  Current maturities                                                                       2,206,663
                                                                                               ----------
        Total long-term debt                                                                                                  -

Capital deficiency:
  Common stock, $.000833 par value
    Authorized - 60,000,000 shares
    Issued - 17,591,601 shares                                                                     14,653
  Additional paid-in capital                                                                   40,035,886
  Accumulated deficit                                                                         (51,120,688)
                                                                                               ----------

        Total capital deficiency                                                                                    (11,070,149)
                                                                                                                     ----------

                                                                                                                   $  3,222,213
                                                                                                                   ============



                 See notes to consolidated financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Years Ended
                                                           March 31,
                                                ------------       ------------
                                                    2000               1999
Net sales                                       $  7,423,771       $  7,217,586
Cost of sales                                      6,956,921          7,087,955
                                                ------------       ------------
Gross margin                                         466,850            129,631
                                                ------------       ------------

Operating expenses:
  Selling                                            896,965            577,515
  Research and development                           826,680          1,407,048
  General and administrative                       1,742,406          2,504,030
  Bad debts                                           71,656           (110,300)
  Amortization of financing costs                     89,091             29,697
  Write-off of intangibles                              --              300,000
  Abandonment of property assets                        --               14,038
                                                ------------       ------------
Total operating expenses                           3,626,798          4,722,028
                                                ------------       ------------

Loss from operations                              (3,159,948)        (4,592,197)

Other expenses:
  Interest                                         1,916,646         10,955,953
                                                ------------       ------------

Net loss                                        ($ 5,076,594)      ($15,548,350)
                                                ============       ============

Net loss per common share                       ($      0.29)      ($      1.16)
                                                ============       ============

Weighted average number of
  shares outstanding                              17,425,303         13,440,850
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

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

            CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


                                                             Common Stock
                                                    -------------------------
                                                      Number                     Additional                          Total
                                                        of                        Paid-In        Accumulated        Capital
                                                      Shares          Amount       Capital         Deficit         Deficiency
                                                    ----------      ---------    -----------     -----------     -------------

Balance at April 1, 1998                             7,130,333   $      5,940   $ 21,188,374    ($30,495,744)   ($ 9,301.430)
Purchase of redeemable common stock for cash
  and issuance of cashless warrants for debt              --             --          268,376            --           268,376
Net proceeds from sale of securities                 2,163,334          1,802      5,966,381            --         5,968,183
Common stock issued in partial payment
  of acquisition of subsidiary                         100,000             83        299,917            --           300,000
Common stock issued in settlement of litigation         16,800             14         50,386            --            50,400
Common stock issued as employee compensation            97,200             81        291,519            --           291,600
Debt converted into common stock and warrants          105,950             88        625,924            --           626,012
Conversion of warrants into common stock             6,859,434          5,714         (5,714)           --              --
Interest on convertible debt                              --             --       10,545,454            --        10,545,454
Net loss for year                                         --             --               --     (15,548,350)    (15,548,350)
                                                  ------------   ------------   ------------    ------------    ------------
Balance at March 31, 1999                           16,473,051         13,722     39,230,617     (46,044,094)     (6,799,755)
Conversion of warrants into stock                    1,117,000            930           (930)           --              --
Conversion of debt into common stock                     1,550              1          6,199            --             6,200
Interest on convertible debt                              --             --          800,000            --           800,000
Net loss for the year                                     --             --             --        (5,076,594)     (5,076,594)
                                                  ------------   ------------   ------------    ------------    ------------
Balance at March 31, 2000                           17,591,601   $     14,653   $ 40,035,886    ($51,120,688)   ($11,070,149)
                                                  ============   ============   ============    ============    ============



                 See notes to consolidated financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            For the Years Ended
                                                                                                  March 31,
                                                                                     ----------------------------------
                                                                                          2000                 1999
                                                                                     ------------         -------------
Cash flows from operating activities:
  Net loss                                                                           ($5,076,594)         ($15,548,350)
                                                                                      ----------           -----------
  Adjustments to reconcile net loss to
      cash used in operating activities:
    Accrued interest on Affiliate's Secured Note Payable                                 823,312               204,749
    Depreciation and amortization                                                        224,712                80,889
    Abandonment of property assets                                                            -                 14,038
    Provision for inventory obsolescence                                              (3,250,592)           (1,615,950)
    Interest on convertible debt                                                         800,000            10,545,454
    Provision for doubtful accounts                                                       14,500              (110,000)
    Common stock issued for
      Litigation settlement                                                                   -                 50,400
      Services rendered                                                                       -                291,600
    Write-off of intangibles                                                                  -                300,000
    Changes in assets and liabilities:
      Accounts receivable                                                                320,354              (896,078)
      Inventories                                                                      2,481,330             1,508,931
      Prepaid expenses and
        other current assets                                                             (32,794)               29,800
      Deposits and other assets                                                          (85,348)               13,400
      Accounts payable                                                                   281,243            (1,250,739)
      Accrued expenses and other
        current liabilities                                                             (109,347)             (399,688)
                                                                                      ----------           -----------
                                                                                       1,467,370            (8,766,806)
                                                                                      ----------           -----------

Net cash used in
  operating activities                                                                (3,609,224)           (6,781,544)
                                                                                      ----------           -----------

Cash flows used in investing activities:
  Property assets                                                                        (16,497)                   -
                                                                                      ----------           -----------

Cash flows from financing activities:
  Proceeds from sale of securities                                                            -              5,968,183
  Purchase of redeemable securities                                                           -               (141,624)
  Proceeds from (repayment of)
    affiliates debt                                                                    2,436,080             4,104,826
  Proceeds from (repayment of)
    Affiliate's Secured Note Payable                                                    (250,000)           (1,512,635)

  Deferred financing costs                                                                   -                (178,183)
                                                                                      ----------           -----------
Net cash provided by
  financing activities                                                                 2,186,080             8,240,567
                                                                                      ----------           -----------

Net increase (decrease) in cash                                                       (1,439,641)            1,459,023

Cash at beginning of period                                                            1,584,480               125,457
                                                                                      ----------           -----------

Cash at end of period                                                                 $  144,839           $ 1,584,480
                                                                                      ==========           ===========


                 See notes to consolidated financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                              For the Years Ended
                                                                    March 31,
                                                           ----------------------------
                                                            2000                 1999
                                                           ------              --------
Supplemental Disclosures of
    Cash Flow Information:
  Cash payments made for:

    Interest                                             $ 128,071            $    74,869
                                                         =========            ===========

    Income taxes                                         $    -               $      -
                                                         =========            ===========


Supplemental Schedule of
    Non-Cash Financing and
    Investing Activities:

  Conversion of debt to equity                           $   6,200            $   626,012
                                                         =========            ===========

  Common stock issuances for
    Litigation settlement                                $   -                $    50,400
                                                         =========            ===========
  Interest on convertible debt                           $ 800,000            $10,545,454
                                                         =========            ===========
    Services rendered                                    $   -                $   291,600
                                                         =========            ===========



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

                    The accompanying consolidated financial statements reflect a working capital deficiency of $11,272,000 at March 31, 2000, of which $1,012,000 is attributable to the net obligations of e2 Electronics. Upon the conclusion of the liquidation of e2 Electronics, the capital deficiency at March 31, 2000 will decrease by the forgiveness of the net indebtedness of e2 Electronics of $1,012,000. The Company's segments, lighting manufacturing and telecom power system equipment manufacturing, incurred losses from operations of $2,415,000 and $745,000, respectively, and in fiscal 2000 and in fiscal 1999 incurred operating losses of $3,321,000 and $1,271,000, respectively. In fiscal 2000 and 1999, these segments had a combined negative cash flow from operating activities of $3,609,000 and $6,782,000. The Company's primary source of cash has been the sale of its securities to and loans from a stockholder.

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

                    The effects of this recapitalization are as follows:

                                               Date           Par Value    Shares
                                               ----           ---------    ------
Initial issue of common stock
  to original CROA                          May 28, 1986       $.000833    600,000

Equivalent number of shares issued
  to stockholders of Elgin e2 in
  exchange for the share of Elgin e2
  to reflect the recapitalization          September 30, 1997  $.000833  4,167,000
                                                                         ---------

Total shares issued and outstanding
  after giving effect to merger treated
  as a recapitalization                                                  4,767,000
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
                                                   -----------

                                                   $ 1,603,000
                                                   ===========

                    In May 1999, the power systems segment sold for $10,000 part of its obsolete raw material and work-in-process inventories whose cost was approximately $1,517,000. Management estimates that the remaining $1,980,000 allowance for obsolescence at March 31, 2000 is sufficient for the continuing operating segments to dispose of its obsolete and excess inventory and that this allowance reflects the sustained and measurable loss incurred due to the obsolescence of and the excess inventories.

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

                    The beneficial conversion features of the above
            convertible debt transactions resulted in a charge to operations of imputed interest and a corresponding increase in additional paid-in capital of $800,000 and $10,545,454 for the years ended March 31, 2000 and 1999, respectively.

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

                    The difference between income taxes computed using the
            statutory federal income tax rate and the rate shown in the financial statements are summarized as follows:

                                                FOR THE YEARS ENDED MARCH 31,
                                ----------------------------------------------------------
                                    2000            %             1999             %
                                -----------    ------------    -----------    ------------

Loss before income taxes        ($5,076,000)                  ($15,548,000)
                                ===========                    ===========

Computed tax benefit
  at statutory rate             ($1,777,000)          (35.0)   ($5,442,000)          (35.0)

Non-deductible portion
  of compensatory element of
  common stock issuances:
    Research and development           --              --             --              --
    Compensation for services          --              --          102,000              .6
  Goodwill                             --              --          105,000              .7
  Finance charges                    31,000             0.6         10,000             0.1
  Interest on convertible debt      280,000             5.5      3,691,000            23.7

Other                                 5,000             0.1         16,000             0.1

Reserve for operating loss
  carryforward tax asset          1,461,000            28.8      1,518,000             9.8
                                -----------    ------------    -----------    ------------

Income tax benefit              $      --              --      $      --              --
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


NOTE 10 - CAPITAL.

            (a)   Redeemable Common Stock:

                    As part of the purchase agreement for the acquisition of
            the net assets of Charter Technologies, Inc., certain creditors of Charter were holders of redeemable common stock of the Company, valued at $419,000. In 1998 the Company settled with these creditors for $141,000 in cash, warrants to acquire 303,043 shares of the Company's common stock for no consideration (all of which are outstanding at December 31, 1999), and warrants to acquire 95,000 shares of the Company's common stock at $3.00 per share (all of which are outstanding at December 31,1999) as full payment for the Company's redeemable common stock.


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

                                                          Power         Total
                                          Lighting       Systems       Company
                                          --------       -------       -------

For the year ended March 31, 2000:
  Net sales                                 $  35         $7,389        $7,424
  Net loss                                    745          2,415         3,160
  Depreciation                                 -             136           136
  Research and development                    516            300           816
  Identifiable assets                          84          3,138         3,222

For the year ended March 31, 1999:
  Net sales                                    -           7,218         7,218
  Net loss                                  1,271          3,321         4,592
  Depreciation                                 -              51            51
  Research and development                  1,114            293         1,407
  Identifiable assets                          -           4,318         4,318

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


Date: May 8, 2001


By:   /s/ MICHAEL J. SMITH
      --------------------
       Name:  MICHAEL J. SMITH
       Title:  EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER