Form 10QSB/A
period 2000-06-30
ELGIN TECHNOLOGIES INC
filed 2001-05-15
CIK 1107947

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

 Signatures

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                   A S S E T S



                                                                      June 30,        March 31,
                                                                        2000            2000
                                                                    ------------    -----------
                                                                     (Unaudited)
Currents assets:
  Cash                                                              $     94,082    $    144,839
  Accounts receivable, less allowances for
    doubtful accounts and customer deductions                          1,677,178       1,194,315
  Inventories, at cost, less allowances for
    obsolescence, excess of quantities and valuation                   1,357,450       1,603,391
  Prepaid expenses and other current assets                               39,199          77,747
                                                                    ------------    ------------
        Total current assets                                           3,167,909       3,020,292
                                                                    ------------    ------------

Property assets, net of accumulated depreciation                         206,399          53,818
                                                                    ------------    ------------

Other assets:
  Deferred financing costs, net                                           37,123          59,395
  Deposits and other assets                                                4,088          88,708
                                                                    ------------    ------------
        Total other assets                                                41,211         148,103
                                                                    ------------    ------------

                                                                    $  3,415,519    $ 3,222,213
                                                                    ============    ===========


                       LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
  Affiliate's Secured Note Payable                                  $  7,725,000    $  6,725,000
  Current maturities of long-term debt                                 2,206,663       2,206,663
  Due to affiliates                                                    1,424,448       1,141,273
  Accounts payable                                                     1,834,961       1,549,619
  Pre-petition liabilities                                             1,012,000       1,012,000
  Accrued expenses and other current liabilities                       1,561,764       1,657,807
                                                                    ------------    ------------
        Total current liabilities                                     15,764,836      14,292,362
                                                                    ------------    ------------

Long-term debt                                                         2,206,663       2,206,663
Less:  Current maturities                                              2,206,663       2,206,663
                                                                    ------------    ------------
        Total long-term debt                                                --              --
                                                                    ------------    ------------

Capital deficiency:
  Common stock, $.000833 par value
    Authorized - 60,000,000 shares
    Issued - 17,591,601 shares at June 30, 2000
    Issued - 17,591,601 at March 31, 2000                                 14,653          14,653
  Additional paid-in capital                                          41,035,886      40,035,886
  Accumulated deficit                                                (53,399,856)    (51,120,688)
                                                                    ------------    ------------
        Total capital deficiency                                     (12,349,317)    (11,070,149)
                                                                    ------------    ------------

                                                                    $  3,415,519    $  3,222,213
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

                         ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (Formerly Cross Atlantic Capital, Inc.)

                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                       For the Three
                                        Months Ended
                                           June 30,
                               -----------------------------
                                    2000          1999
                               ------------    -------------

Net sales                      $  2,156,589    $  1,618,201
Cost of sales                     2,168,087       1,693,147
                               ------------    ------------
Gross margin                        (11,498)        (74,946)
                               ------------    ------------

Operating expenses:
  Selling                           158,723         200,330
  Research and development          187,725         264,864
  General and administrative        574,456         622,166
                               ------------    ------------
Total operating expenses            920,904       1,087,360
                               ------------    ------------

Loss from operations               (932,402)     (1,162,306)
                               ------------    ------------

Other expenses:
  Interest                        1,325,314         203,874
  Other expenses                     21,452          14,110
                               ------------    ------------
Total other expenses                346,766         217,984
                               ------------    ------------

Net loss                       ($ 2,279,168)   ($ 1,380,290)
                               ============    ============


Net loss per common share            ($0.13)         ($0.08)
                               ============    ============

Weighted average number of
  shares outstanding             17,591,601      16,473,051
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

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

       CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

              FOR THE THREE MONTHS ENDED JUNE 30, 2000 (Unaudited)
                      AND FOR THE YEAR ENDED MARCH 31, 2000



                                                  Common Stock        Additional                          Total
                                          Number of                     Paid-In       Accumulated        Capital
                                           Shares           Amount      Capital         Deficit         Deficiency
                                         ----------   ------------   ------------    ------------      ------------


Balance at March 31, 1999                16,473,051   $     13,722   $ 39,230,617    ($46,044,094)   ($   6,799,755)

Conversion of warrants into stock         1,117,000            930           (930)             --                --

Conversion of debt into common stock          1,550              1          6,199              --             6,200

Interest on convertible debt                   --             --          800,000              --           800,000

Net loss for the year                          --             --             --        (5,076,594)       (5,076,594)
                                         ----------   ------------   ------------    ------------      ------------

Balance at March 31, 2000                17,591,601         14,653     40,035,886     (51,120,688)      (11,070,149)

Interest on convertible debt                   --             --        1,000,000              --         1,000,000

Net loss for the three months
  ended June 30, 2000 (Unaudited)              --             --             --        (2,279,168)       (2,279,168)
                                         ----------   ------------   ------------    ------------      ------------

Balance at June 30, 2000                 17,591,601   $     14,653   $ 41,035,886    ($53,399,856)     ($12,349,317)
                                         ==========   ============   ============    ============      ============


            See notes to consolidated condensed financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                     June 30,
                                                           --------------------------
                                                               2000          1999
                                                           -----------    -----------
Cash flows from operating activities:
  Net loss                                                 ($2,279,168)   ($1,380,290)
                                                           -----------    -----------
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Accrued interest on Affiliate's Secured Note Payable       283,175        146,974
    Depreciation and amortization                               38,366         53,858
    Provision for inventory obsolescence                      (209,863)    (2,051,218)
    Interest on Convertible debt                             1,000,000           --
    Provision for doubtful accounts                            (30,902)          --
    Changes in assets and liabilities:
      Accounts receivable                                     (451,960)       106,192
      Inventories                                              455,804      1,865,617
      Prepaid expenses and other current assets                 38,548         20,225
      Deposits and other assets                                 84,620          3,250
      Accounts payable                                         285,342        195,822
      Accrued expenses and other liabilities                   (96,044)      (200,938)
                                                           -----------    -----------
  Total adjustments                                          1,397,086        139,782
                                                           -----------    -----------

Net cash used in operating activities                         (882,082)    (1,240,508)
                                                           -----------    -----------

Cash flows used in investing activities:
  Property assets                                             (168,675)          --
                                                           -----------    -----------

Cash flows from financing activities:
    Proceeds from (repayment of)
         Affiliate's Secured Note Payable                    1,000,000        (20,000)
    Proceeds from (repayment of) debt                             --           (6,214)
                                                           -----------    -----------
Net cash provided by (used in) financing activities          1,000,000        (26,214)
                                                           -----------    -----------

Net decrease in cash                                           (50,757)    (1,266,722)

Cash at beginning of period                                    144,839      1,584,480
                                                           -----------    -----------

Cash at end of period                                      $    94,082    $   317,758
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

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                                 For the Three
                                                                  Months Ended
                                                                     June 30,
                                                           ---------------------------
                                                               2000           1999
                                                           -----------    ------------
Supplemental Disclosures of Cash Flow Information:
  Cash payments for:

    Interest expense                                       $        --    $        --
                                                           ===========    ===========

    Income taxes                                           $        --    $        --
                                                           ===========    ===========

Conversion for debt to equity                              $        --    $        --
                                                           ===========    ===========

Common stock issuances for:

  Litigation settlement                                    $        --    $        --
                                                           ===========    ===========


  Interest on Convertible debt                             $ 1,000,000    $        --
                                                           ===========    ===========
  Services rendered                                        $        --    $        --
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

               The accompanying consolidated financial statements reflect a working capital deficiency of $11,272,000 and $12,597,000 at March 31, 2000 and June 30, 2000, respectively, of which $1,012,000 is attributable to the net obligations of the Petitioner. Upon the conclusion of the liquidation of the Petitioner, the capital deficiency at June 30, 2000, will decrease by the forgiveness of the net indebtedness of the Petitioner of $1,012,000. For the three months ended June 30, 2000, the Company incurred losses from operations of $2,279,000 ($0.13 per share). The Company's primary source of cash has been the sale of its securities and loans from a related party.

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

               The beneficial conversion features of the above convertible debt transactions resulted in a charge to operations of imputed interest and a corresponding increase in additional paid-in capital of $1,000,000 for the three months ended June 30, 2000.

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



Date: May 8, 2001                          /s/ Michael J. Smith
      -----------------             ------------------------------------
                                    Name:  MICHAEL J. SMITH
                                    Title: EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER