Form 10QSB/A
period 2000-09-30
ELGIN TECHNOLOGIES INC
filed 2001-05-15
CIK 1107947

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
                                                                               ============          ===========

                       LIABILITIES AND CAPITAL DEFICIENCY
                       ----------------------------------

Current liabilities:
  Affiliate's Secured Note Payable                                             $  8,225,000          $ 6,725,000
  Current maturities of long-term debt                                            2,206,663            2,206,663
  Due to affiliates                                                               1,668,404            1,141,273
  Accounts payable                                                                1,111,907            1,549,619
  Pre-petition liabilities                                                        1,012,000            1,012,000
  Accrued expenses and other current liabilities                                  1,667,048            1,657,807
                                                                               ------------          -----------
        Total current liabilities                                                15,891,022           14,292,362
                                                                               ------------          -----------

Long-term debt                                                                    2,206,663            2,206,663
Less:  Current maturities                                                         2,206,663            2,206,663
                                                                               ------------          -----------
        Total long-term debt                                                              -                    -
                                                                               ------------          -----------

Stockholders' Capital deficiency:
  Common stock, $.000833 par value
    Authorized - 60,000,000 shares
    Issued and Outstanding - 17,591,601 shares
            at September 30, 2000 and March 31, 2000                                 14,653               14,653
  Additional paid-in capital                                                     41,535,886           40,035,886
  Accumulated deficit                                                           (54,771,405)         (51,120,688)
                                                                               -------------         -----------
        Total Stockholders' Capital deficiency                                  (13,220,866)         (11,070,149)
                                                                               -------------         -----------
                                                                               $  2,670,156          $ 3,222,213
                                                                               ============          ===========


            See Notes to Condensed Consolidated Financial Statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         For the Three Months Ended         For the Six Months Ended
                                               September 30,                      September 30,
                                         --------------------------         ------------------------
                                           2000            1999                2000           1999
                                           ----            ----                ----           ----
Net sales                              $  1,469,681    $  1,518,915      $  3,626,270     $  3,137,116

Cost of sales                             1,145,037       1,731,129         3,318,159        3,434,276
                                       ------------    ------------      ------------     ------------
Gross margin (Loss)                         324,644   (     212,214)          308,111    (     287,160)
                                       ------------    ------------      ------------     ------------

Operating expenses:
   Selling                                  167,427         153,165           326,150          353,495
   Research and development                 153,760         198,880           341,486          463,744
   General and administrative               509,403         515,216         1,083,859        1,137,381
                                       ------------    ------------      ------------     ------------
Total operating expenses                    830,590         867,261         1,751,495        1,954,620
                                       ------------    ------------      ------------     ------------

Loss from operations                  (     505,946)  (   1,079,475)    (   1,443,384)   (   2,241,780)
                                       ------------    ------------      ------------     ------------

Other expenses:
   Interest                                 858,131         278,509         2,178,409          491,382
   Other expenses                             7,472          17,272            28,924           22,383
                                       ------------    ------------      ------------     ------------
Total other expenses                        365,603         295,781           707,333          513,765
                                       ------------    ------------      ------------     ------------

Net Loss                              ($  1,371,549)  ($  1,375,256)    ($  3,650,717)   ($  2,755,545)
                                       ============    ============      ============     ============

Net loss per common share                ($0.08)          ($0.08)           ($0.21)         ($0.16)
                                          =====            =====             =====           =====

Weighted average number of
  shares outstanding                     17,591,601      17,557,079        17,591,601       17,130,983
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


                                                  Common Stock
                                          --------------------------
                                           Number                             Additional                                  Total
                                             of                                Paid-In            Accumulated            Capital
                                           Shares            Amount            Capital              Deficit            Deficiency
                                           ------            ------            -------              -------            ----------

Balance at April 1, 1998                   3,880,333         $ 3,233         $21,188,374        ($30,495,744)        ($ 9,304,137)
Purchase of redeemable common
  stock for cash and issuance
  of cashless warrants for debt                  -               -               268,376                  -               268,376
Net proceeds from sale of
  securities                               2,163,334           1,802           5,966,381                  -             5,968,183
Common stock issued in merger              3,250,000           2,707                  -                   -                 2,707
Common stock issued in partial
  payment of acquisition
  of subsidiary                              100,000              83             299,917                  -               300,000
Common stock issued in
  settlement of litigation                    16,800              14              50,386                  -                50,400
Common stock issued as
  employee compensation                       97,200              81             291,519                  -               291,600
Debt converted into common
  stock and warrants                         105,950              88             625,924                  -               626,012
Conversion of warrants into
  common stock                             6,859,434           5,714              (5,714)                 -                     -
Interest on convertible debt                                                  10,545,454                               10,545,454
Net loss for the year                            -               -                   -           (15,548,350)         (15,548,250)
                                           ---------         -------            --------        ------------         ------------
Balance at March 31, 1999                 16,473,051          13,722          39,230,617         (46,044,194)          (6,799,755)
Conversion of warrants into
  stock                                    1,117,000             930                (930)                 -                     -
Conversion of debt into common                                                                            -                     -
  stock                                        1,550               1               6,199                  -                 6,200
Interest on convertible debt                      -               -              800,000                  -               800,000
Net loss for the year                             -               -                   -           (5,076,594)          (5,076,594)
                                           ---------         -------            --------        ------------         ------------

Balance at March 31, 2000                 17,591,601         14,653           40,035,886         (51,120,688)        ($11,070,149)

Interest on convertible debt                     -               -             1,500,000                  -             1,500,000
Net loss for the six months ended
   September 30,2000(unaudited)                  -               -                   -            (3,650,717)          (3,650,717)
                                           ---------         -------            --------        ------------         ------------
Balance at September 30, 2000             17,591,601         $14,653         $41,535,886        ($54,771,405)        ($13,220,866)
                                          ==========         =======         ===========        ============         ============


            See Notes to Condensed Consolidated Financial Statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                               For the Six Months Ended
                                                      September 30,
                                                   2000           1999
                                              ------------   ------------
Cash flows from operating activities:
  Net loss                                    ($3,650,717)  ($ 2,755,545)
                                              ------------  -------------
  Adjustments to reconcile net loss to
      cash used in operating activities:
    Accrued interest on Affiliate's Secured
      Note Payable                                 527,131        337,171
    Depreciation and amortization                   72,083        121,236
    Provision for inventory obsolescence       (   302,663)   ( 2,021,218)
    Interest on convertible debt                 1,500,000              -
    Provision for doubtful accounts            (     3,987)             -
    Changes in assets and liabilities:
      Accounts receivable                          184,248        425,246
      Inventories                                  693,049      1,863,972
      Prepaid expenses and
        other current assets                         9,350    (    58,241)
      Deposits and other assets                     84,620          3,360
      Accounts payable                         (   437,712)   (    26,192)
      Accrued expenses and other
        current liabilities                          9,240    (    90,991)
                                              ------------  -------------
  Total adjustments                              2,335,359        554,343
                                              ------------  -------------

Net cash used in
  operating activities                        (  1,315,358)   ( 2,201,202)
                                              ------------  -------------

Cash flows used in investing activities:
  Purchases of Property assets                 (   180,700)             -

Cash flows from financing activities:
  Proceeds from (repayment of) Affiliate's
    Secured Note Payable                         1,500,000      1,010,000
  Proceeds from (repayment of) debt                    -      (   256,213)
                                              ------------  -------------
Net cash provided by
  financing activities                           1,500,000        753,787
                                              ------------  -------------

Net increase (decrease) in cash                      3,942    ( 1,447,415)

Cash at beginning of period                        144,839      1,584,480
                                              ------------  -------------

Cash at end of period                           $  148,781    $   137,065
                                              ============  =============


           See Notes to Condensed Consolidated Financial Statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


                                For the Three Months Ended   For the Six Months Ended
                                         September 30,              September 30,
                                ---------------------------  -------------------------
                                    2000            1999          2000          1999
                                ---------          ------     -----------    ---------

Supplemental Disclosures of
  Cash Flow Information:
  Cash payments made for:

    Interest                    $      -         $ 36,165      $        -     $  36,165
                                ========         ========      ==========     =========

    Income taxes                $      -         $      -      $        -     $       -
                                ========         ========      ==========     =========

Supplemental Schedule of
    Non-Cash Financing and
    Investing Activities:

  Conversion of debt to equity  $      -         $100,000      $        -     $ 100,000
                                ========         ========      ==========     =========
  Interest on
    convertible debt            $500,000         $      -      $1,500,000     $       -
                                ========         ========      ==========     =========


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


                           The beneficial conversion features of the above
                convertible debt transactions resulted in a charge to operations of imputed interest, and a corresponding increase in additional paid-in capital of $1,500,000 for the six months ended September 30, 2000.


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

OTHER EXPENSES
--------------


         Other expenses increased for the quarter ended September 30, 2000 versus the same period a year ago by $569,822 or 193%. For the six months ended September 30, 2000 versus the same period a year ago, other expenses increased $1,693,568 or 330%. The increase is due to increased borrowings from an affiliate. (See Note 6)


SUBSEQUENT EVENTS
-----------------

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

Date: May 8, 2001                              /s/ MICHAEL J.SMITH
      -----------------                ----------------------------------------
                                       Name:   MICHAEL J. SMITH
                                       Title:  EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER