Form 10QSB/A
period 2000-12-31
ELGIN TECHNOLOGIES INC
filed 2001-05-15
CIK 1107947

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

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                                                                               December 31,        March 31,
                                                                                                   2000              2000
                                                                                               ------------      ------------
Current assets:
     Cash                                                                                      $    160,412      $    144,839
     Accounts receivable, less allowance for
       doubtful accounts and customer deductions                                                    994,221         1,194,315
     Inventories, at cost, less allowance for
       obsolescence, excess quantities and valuation (Note 4)                                     1,160,680         1,603,391
     Prepaid expenses and other current assets                                                       81,942            77,747
                                                                                               ------------      ------------
           Total current assets                                                                   2,397,255         3,020,292
                                                                                               ------------      ------------

Property assets-at cost, net of accumulated depreciation (Note 5)                                   193,158            53,818
                                                                                               ------------      ------------

Other assets:
     Deferred financing costs, net of accumulated amortization                                           --            59,395
     Deposits and other assets                                                                        4,088            88,708
                                                                                               ------------      ------------
           Total other assets                                                                         4,088           148,103
                                                                                               ------------      ------------

                                                                                               $  2,594,501      $  3,222,213
                                                                                               ============      ============

                                        LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
     Affiliate's secured notes payable (Note 6)                                                $  8,975,000      $  6,725,000
     Current maturities of long-term debt (Note 7)                                                1,943,025         2,206,663
     Due to affiliates                                                                            1,996,225         1,141,273
     Accounts payable                                                                               795,155         1,549,619
     Pre-petition liabilities                                                                     1,012,000         1,012,000
     Accrued expenses and other current liabilities                                               1,769,762         1,657,807
                                                                                               ------------      ------------
           Total current liabilities                                                             16,491,167        14,292,362
                                                                                               ------------      ------------

Long-term debt                                                                                    1,943,025         2,206,663
Less:  Current maturities                                                                         1,943,025         2,206,663
                                                                                               ------------      ------------
           Total long-term debt                                                                          --                --
                                                                                               ------------      ------------

Stockholders' Capital deficiency:
     Comon stock, $.000833 par value
         Authorized - 60,000,000 shares
         Issued and Outstanding - 17,591,601 shares
              at December 31, 2000 and March 31, 2000                                                14,653            14,653
Additional paid-in capital                                                                       42,285,886        40,035,886
Accumulated deficit                                                                             (56,197,205)      (51,120,688)
                                                                                               ------------      ------------
           Total Stockholders' Capital deficiency                                               (13,896,666)      (11,070,149)
                                                                                               ------------      ------------

                                                                                               $  2,594,501      $  3,222,213
                                                                                               ============      ============

            See Notes to Condensed Consolidated Financial Statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three Months Ended             For the Nine Months Ended
                                                             December 31,                           December 31,
                                                       --------------------------             -------------------------
                                                            2000           1999                   2000           1999
                                                            ----           ----                   ----           ----
Net sales                                               $  1,709,435    $  2,290,263          $  5,335,706    $  5,427,379
Cost of sales                                              1,252,444       2,386,855             4,570,591       5,811,131
                                                        ------------    ------------          ------------    ------------
Gross margin (loss)                                          456,991         (96,592)              765,115        (383,752)
                                                        ------------    ------------          ------------    ------------

Operating expenses:
  Selling                                                    122,843         148,183               448,993         501,678
  Research and development                                   130,500         160,005               471,985         623,749
  General and administrative                                 493,144         413,018             1,561,396       1,533,337
                                                        ------------    ------------          ------------    ------------
  Amortization of intangibles
     and financing costs                                      14,851          27,275                59,395          66,819
  Abandonment of property assets                                --            94,121                  --            94,121
                                                        ------------    ------------          ------------    ------------
Total operating expenses                                     761,338         842,602             2,541,769       2,819,704
                                                        ------------    ------------          ------------    ------------

Loss from operations                                        (304,347)       (939,194)           (1,776,654)     (3,203,456)
                                                        ------------    ------------          ------------    ------------

Other expenses- interest                                   1,121,453         202,763             3,299,863         694,146
                                                        ------------    ------------          ------------    ------------

Net loss                                                ($ 1,425,800)   ($ 1,141,957)         ($ 5,076,517)   ($ 3,897,602)
                                                        ============    ============          ============    ============

Net loss per common share                               ($      0.08)   ($     0.06)          ($      0.29)   ($      0.23)
                                                          ==========      ==========            ==========      ==========

Weighted average number of
  shares outstanding                                      17,591,601      17,581,600            17,591,601      17,071,470
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

                                          Number                          Additional                            Total
                                            of                             Paid-In         Accumulated         Capital
                                          Shares           Amount          Capital            Deficit         Deficiency
                                       ------------     ------------     ------------      ------------      ------------

Balance at April 1, 1998                  3,880,333     $      3,233     $ 21,188,374      ($30,495,744)     ($ 9,304,137)
Purchase of redeemable common
  stock for cash and issuance
  of cashless warrants for debt                  --               --          268,376                --           268,376
Net proceeds from sale of
  securities                              2,163,334            1,802        5,966,381                --         5,968,183
Common stock issued in merger             3,250,000            2,707               --                --             2,707
Common stock issued in partial
  payment of acquisition
  of subsidiary                             100,000               83          299,917                --           300,000
Common stock issued in
  settlement of litigation                   16,800               14           50,386                --            50,400
Common stock issued as
  employee compensation                      97,200               81          291,519                --           291,600
Debt converted into common
  stock and warrants                        105,950               88          625,924                --           626,012
Conversion of warrants into
  common stock                            6,859,434            5,714           (5,714)               --                --
Interest on convertible debt                     --               -        10,545,454                --        10,545,454
Net loss for the year                            --               --               --       (15,598,350)      (15,598,350)
                                       ------------     ------------     ------------      ------------      ------------
Balance at March 31, 1999                16,473,051           13,722       39,230,617       (46,044,094)       (6,799,755)
Conversion of warrants into
  stock                                   1,117,000              930             (930)               --                --
Conversion of debt into common
  stock                                       1,550                1            6,199                --             6,200
Interest on convertible debt                     --               --          800,000                --           800,000
Net loss for the year                            --               --               --        (5,076,594)       (5,076,594)
                                       ------------     ------------     ------------      ------------      ------------

Balance at March 31, 2000                17,591,601           14,653       40,035,886       (51,120,688)     ($11,070,149)

Interest on convertible debt                     --               --        2,250,000                --         2,250,000
Net loss for the nine months ended
   December 31,2000(unaudited)                   --               --               --        (5,076,517)       (5,076,517)
                                       ------------     ------------     ------------      ------------      ------------
Balance at December 31, 2000             17,591,601     $     14,653     $ 42,285,886      ($56,197,205)     ($13,896,666)
                                       ============     ============     ============      ============      ============






            See Notes to Condensed Consolidated Financial Statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                               For the Nine Months Ended
                                                     December 31,
                                             ----------------------------
                                                2000             1999
                                             -----------      -----------
Cash flows from operating activities:
  Net loss                                   ($5,076,517)     ($3,897,502)
                                             -----------      -----------
  Adjustments to reconcile net loss to
      cash used in operating activities:
    Accrued interest on affiliated debt          854,952          552,647
    Depreciation and amortization                 96,379          129,723
    Abandonment of property assets                94,121
    Provision for inventory obsolescence        (282,663)      (2,310,709)
    Interest on convertible debt               2,250,000               --
    Provision for doubtful accounts                7,770
    Changes in assets and liabilities:
      Accounts receivable                        192,324          153,067
      Inventories                                725,373        2,404,836
      Prepaid expenses and
        other current assets                      (4,195)        (139,233)
      Deposits and other assets                   84,620              360
      Accounts payable                          (754,464)         167,255
      Accrued expenses and other
        current liabilities                      111,956          101,652
                                             -----------      -----------
  Total adjustments                            3,282,052        1,153,719
                                             -----------      -----------

Net cash used in
  operating activities                        (1,794,465)      (2,743,783)
                                             -----------      -----------

Cash flows used in investing activities:
     Purchases of Property assets               (176,324)              --

Cash flows from financing activities:
     Proceeds from Affiliates
         Secured Note Payable                  2,250,000        1,660,000
     Repayment of debt                          (263,638)        (250,000)
                                             -----------      -----------
Net cash provided by
  financing activities                         1,986,362        1,410,000
                                             -----------      -----------

Net increase (decrease) in cash                   15,573       (1,333,783)

Cash at beginning of period                      144,839        1,584,480
                                             -----------      -----------

Cash at end of period                        $   160,412      $   250,697
                                             ===========      ===========






            See Notes to Condensed Consolidated Financial Statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (UNAUDITED)



                                      For the Three Months Ended        For the Nine Months Ended
                                            December 31,                       December 31,
                                      --------------------------        -------------------------
                                        2000             1999             2000             1999
                                      -------        -----------        -------          --------
Supplemental Disclosures of
  Cash Flow Information:
  Cash payments made for:

    Interest                          $  6,956       $        --        $    6,956       $ 36,165
                                      ========       ===========        ==========       ========

    Income taxes                      $     --       $        --        $       --       $     --
                                      ========       ===========        ==========       ========


Supplemental Schedule of
    Non-Cash Financing and
    Investing Activities:

  Conversion of debt to equity        $    --        $   106,263        $    --          $206,263
                                      ========       ===========        ==========       ========

  Interest on convertible debt        $750,000       $        --        $2,250,000       $     --
                                      ========       ===========        ==========       ========










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

           The beneficial conversion features of the above convertible debt transactions resulted in a charge to operations of imputed interest, and a corresponding increase in additional paid-in capital of $2,250,000, for the nine months ended December 31, 2000.


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