Form 10KSB40/A
period 2000-03-31
ELGIN TECHNOLOGIES INC
filed 2001-07-05
CIK 1107947

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

                    The assets and liabilities of e2 Electronics, Inc. at the
            date of the filing petition is as follows:


            Accounts receivable                           $  210,000
            Rent deposits                                     23,000
            Property assets                                   20,000
            Investments                                       71,000
            Inventories net of reserve
              for obsolescence of $1,560,000                  13,000
                                                         -----------
            Total assets                                     337,000
                                                         -----------
            Accounts payable - trade                         951,000
            Accrued expenses and other
              current liabilities                            214,000
            Loan payable - DC&A Partners Ltd.                600,000
                                                         -----------
                                                           1,765,000
                                                         -----------
            Net liabilities                              ($1,428,000)
                                                         ===========


                    During the seven months ended December 1998 the rent
            deposit was utilized by the landlord for rent, which was charged to operations in the second quarter of fiscal 1999. The collection of the receivable resulted in the issuance of discounts and allowances of $28,000 which was charged to operations in the second quarter of 1999. The investments, management believes, are presently in the charge of the Trustees. The inventory, certain property and $100,000 in cash were given to DC&A in partial satisfaction of its secured loan. Since that time, management has not been able to obtain from the Trustees what, if any, additional changes to the assets and liabilities have occurred.


                    Based upon the information supplied to management by the
            Trustees, the prepetition liabilities net of the assets at March 31, 2000 are as follows:


            Cash                                 $   82,000
            Investments                              71,000
                                                -----------
            Total assets                            153,000
                                                -----------
            Accounts payable - trade                951,000
            Accrued expenses and other
              current liabilities                   214,000
                                                -----------
                                                  1,165,000
                                                -----------
                                                ($1,012,000)
                                                ===========

NOTE  3 -  DESCRIPTION OF BUSINESS.

                    The Company was incorporated as Cross Atlantic Capital,
            Inc. ("CROA") under the laws of the State of Delaware on May 28, 1986. CROA, since its incorporation through September 30, 1997, was inactive at which time it acquired all of the outstanding capital stock of e2 Electronics, Inc. (f/k/a Elgin e2, Inc.) in exchange for 4,167,000 shares of its $.000833 par value common stock. Prior to the acquisition, CROA had issued and outstanding 600,000 shares of its common stock. The merger was treated as a recapitalization. In January 1998, CROA changed its name to Elgin e2, Inc. and, in June 1998, to Elgin Technologies, Inc. (the "Company"). In January 1998, e2 Electronics, Inc. changed its name from Elgin e2, Inc. to its current name.

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

                    In December 1997, the Company acquired all of the capital
            stock of Logic Laboratories, Inc. ("Logic") for 2,000,000 shares of its common stock (valued at $3.00 per share) plus a conditional payment of an additional 500,000 shares of the Company's common stock, if and when Logic achieves $10,000,000 in sales in any one fiscal year, in a transaction accounted for as a purchase. Logic had insignificant revenues, no saleable products and no tangible assets at the date of the acquisition. Logic had sales of $35,000 through March 31, 2000 and $84,000 in identifiable assets at March 31, 1999. Sales for the nine months ended December 31, 2000 were $11,000 and its identifiable assets were $50,000. As the sales criterion was not met, the additional contingent consideration is not owned. If the conditional shares of the Company's common stock were issued (upon Logic achieving the sales target), the purchase price of Logic would be increased in accordance with EITF 95-8 and adjusted at the then current fair value of the Company's common stock in accordance with Accounting Principles Board of Opinion No. 16.

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

            (ii) Commencing in February 1996 through October 1996, e2 Electronics, Inc. ("e2 Electronics") sold securities in a private placement consisting of 10% interest bearing subordinated notes and warrants to acquire shares of the e2 Electronics' common stock at $4.00 per share. No value was assigned to the warrants. Upon the recapitalization by the Company of e2 Electronics, the subordinated debt became obligations of the Company and the warrants were issued for shares in the Company's common stock. The Company received $1,637,500 in proceeds from the offering before costs related to the offering. Certain note holders converted their debt into the Company's common stock in the amount of $6,200 for 1,550 common shares during 2000. The holders of the notes, aggregating $919,000 at March 31, 2000, are due interest aggregating $625,000 at March 31, 2000.

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

                                                          Power         Total
                                          Lighting       Systems       Company
                                          --------       -------       -------

For the year ended March 31, 2000:
  Net sales                                 $  35         $7,389        $7,424
  Net loss                                    745          2,415         3,160
  Depreciation                                 -             136           136
  Research and development                    516            300           816
  Identifiable assets                          84          3,138         3,222

For the year ended March 31, 1999:
  Net sales                                    -           7,218         7,218
  Net loss                                  4,303         11,245        15,548
  Depreciation                                 -              51            51
  Research and development                  1,114            293         1,407
  Identifiable assets                          -           4,318         4,318

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


Date: July 3, 2001


By:   /s/ MICHAEL J. SMITH
      --------------------
       Name:  MICHAEL J. SMITH
       Title:  EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER