Form 10QSB/A
period 2000-06-30
ELGIN TECHNOLOGIES INC
filed 2001-07-05
CIK 1107947

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

NOTE  2 - BANKRUPTCY PROCEEDINGS - CHAPTER 7.


               On June 1, 1998, management filed a petition for its wholly owned subsidiary, e2 Electronics, Inc. ("e2 Electronics"), under
          Chapter 7 of Title 11 (a liquidation) of the United States Bankruptcy Code in the Western District of Pennsylvania of the United States Bankruptcy Court (the "Court"). The Petitioner sought to have the court liquidate its assets and disburse the proceeds therefrom to its creditors for which the Court appointed Trustee. The results of operations of e2 Electronics, after the filing, are not included in the accompanying consolidated financial statements because operations were conducted by the Court-appointed Trustee and all of e2 Electronics' records were transferred to the Trustee, and were not available for audit.

               On May 30, 2000, the Bankruptcy Trustee for e2 Electronics filed a Complaint to Avoid Fraudulent Transfer, to obtain Turnover of Property of the Estate, Equitable Subordination and Injunctive Relief in the Bankruptcy Court against Warren Power Systems, Inc., the Company and DC&A Partners, Inc. However, the deadline for the defendants to answer the Complaint has been continued generally to give the parties an opportunity to negotiate for a cost-effective resolution of the Complaint by compromise and settlement, if possible. To that end, the Trustee propounded discovery requests, including interrogatories and requests for the production of documents, which defendants Warren Power Systems, Inc. and the Company have answered in detail. After the Trustee completes his due diligence with respect to a possible settlement, the parties will negotiate in earnest. The next status conference with the Bankruptcy Court is scheduled to be held on September 10, 2001.

               Several years before e2 Electronics' Chapter 7 bankruptcy filing in June of 1998, e2 Electronics issued a secured promissory note to Star Bank, N.A., an institutional lender. The note was secured by, inter alia, certain assets of e2 Electronics have an aggregate historical cost value of $915,000. In early 1998, the Star Bank note was approaching maturity. The principal and interest due under the note at that time totaled $528,000. The Company did not want e2 Electronics to fully pay and discharge
          Star Bank's secured note because it wanted to maintain the validity of the security interest so that other creditors of e2 Electronics could not establish senior liens over the assets. Similarly, the Company did not want to purchase the Star Bank note itself because it was concerned that such a purchase of the parent company of the debtor would allow a third party creditor to challenge the validity of the security interest. Accordingly, the Company proposed to its investment bankers that they purchase the Star Bank note and security interest over e2 Electronics' assets. Accordingly, the investment bankers, who had a substantial investment and interest in the Company, caused DC&A Partners, Ltd., a corporation that they controlled, to purchase the Star Bank note and related security interest from Star Bank at par, making DC&A the holder of the secured lien.

               Subsequent to the Chapter 7 filing, DC&A paid the trustee a non-refundable fee of $10,000 for a license to operate the business of e2 Electronics in order to preserve the value of e2 Electronics' assets. DC&A then moved for a court ordered sale, pursuant to which it would pay $100,000 for the assets. A condition of the trustee's agreement to this motion was that the $100,000 would be carved out of DC&A's secured claim, i.e., these funds would be available for the unsecured creditor's pool. At the hearing on the motion for court ordered sale, another interested party was present and bid on the assets. DC&A ultimately won the bidding at a price of $177,000. The court carved the first $100,000 out of DC&A's secured claim as stated above, but allowed DC&A to recover the additional $77,000 in partial satisfaction of its secured claim.

               DC&A subsequently sold the assets to Warren Power Systems, Inc., a subsidiary of the Company in consideration of the forgiveness by the Company of certain monies that it had loaned to DC&A.

               The assets and liabilities of e2 Electronics, Inc. at the date of the filing petition is as follows:






          Accounts receivable                                      $210,000
          Rent deposits                                              23,000
          Property assets                                            20,000
          Investments                                                71,000
          Inventories net of reserve
            for obsolescence of $1,560,000                           13,000
                                                                   --------
          Total assets                                              337,000
                                                                   --------
Accounts payable-trade                                              951,000
Accrued expenses and other
  current liabilities                                               214,000
Loan payable - DC&A Partners Ltd.                                   600,000
                                                                  ---------
                                                                  1,765,000

Net liabilities                                                 ($1,428,000)
                                                                ----------


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

               Based upon the information supplied to management by the Trustees, the prepetition liabilities net of the assets at June 30, 2000 and March 31, 2000, are as follows:




          Cash                                                       $ 82,000
          Investments                                                  71,000
                                                                   ----------
                                                                      153,000
                                                                   ----------
          Accounts payable-trade                                      951,000
          Accrued expenses and other liabilities                      214,000
                                                                   ----------
                                                                    1,165,000
                                                                   ----------
                                                                  ($1,012,000)
                                                                  -----------
                                                                  -----------


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



NOTE  6 - COMPANY OPERATIONS.

               The Company's operations are comprised of its lighting manufacturing and power system equipment manufacturing segments. Set forth below are sales, operating losses, depreciation, research and development costs and identifiable assets of the segments in thousands.



                                                                          Power       Total
                                                            Lighting     Systems     Company
                                                           ----------   ---------    -------


          Three months ending June 30, 1999:
            Net sales                                          $  7       $1,612      $1,619
            Net loss                                            414          966       1,380
            Depreciation                                         -            32          32
            Research and development                            125          140         265
            Identifiable assets                                  44        3,178       3,222

          Three months ending June 30, 2000:
            Net sales                                          $  8       $2,149      $2,157
            Net loss                                            445        1,834       2,279
            Depreciation                                         -            16          16
            Research and development                             62          126         188
            Identifiable assets                                  60        3,356       3,416


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



Date: July 3, 2001                         /s/ Michael J. Smith
      -----------------             ------------------------------------
                                    Name:  MICHAEL J. SMITH
                                    Title: EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER