Form 10QSB/A
period 2000-09-30
ELGIN TECHNOLOGIES INC
filed 2001-07-05
CIK 1107947

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

                           Based upon the information supplied to management
                by the Trustees, the prepetition liabilities net of the assets at September 30, 2000 and March 31, 2000, are as follows:


    Cash                                     $    82,000
    Investments                                   71,000
                                             -----------
                                                 153,000
                                             -----------

    Accounts payable-trade                       951,000
    Accrued expenses and other liabilities       214,000
                                             -----------
                                               1,165,000
                                             -----------
                                             ($1,012,000)
                                             ===========



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


NOTE  8 - SEGMENT INFORMATION.

                           The Company's operations are comprised of its
                lighting manufacturing and power system equipment manufacturing segments. Set forth below are sales, operating losses, depreciation, research and development costs and identifiable assets of the segments in thousands.



                                                              POWER      TOTAL
                                                LIGHTING     SYSTEMS    COMPANY
                                                --------     -------    -------
Six months ended September 30, 1999:
  Net sales                                      $   23       $3,114     $3,137
  Net loss                                          827        1,929      2,756
  Depreciation                                       --           87         87
  Research and development                          257          207        464
  Identifiable assets                                70        2,466      2,536

Six months ended September 30, 2000:
  Net sales                                      $   11       $3,615     $3,626
  Net loss                                          912        2,739      3,651
  Depreciation                                       --           28         28
  Research and development                           90          251        341
  Identifiable assets                                49        2,621      2,670


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

Date: July 3, 2001                              /s/ MICHAEL J.SMITH
      -----------------                ----------------------------------------
                                       Name:   MICHAEL J. SMITH
                                       Title:  EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER