Form 10QSB/A
period 2000-12-31
ELGIN TECHNOLOGIES INC
filed 2001-07-05
CIK 1107947

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

                  On May 30, 2000, the Bankruptcy Trustee for e2 Electronics ifled a Complaint to Avoid Fraudulent Transfer, to obtain Turnover of Property of the Estate, Equitable Subordination and Injunctive Relief in the Bankruptcy Court against Warren Power Systems, Inc., the Company and DC&A Partners, Inc. However, the deadline for the defendants to answer the Complaint has been continued generally to give the parties an opportunity to negotiate for a cost-effective resolution of the Complaint by compromise and settlement, if possible. To that end, the Trustee propounded discovery requests, including interrogatories and requests for the production of documents, which defendants Warren Power Systems, Inc. and the Company have answered in detail. After the Trustee completes his due diligence with respect to a possible settlement, the parties will negotiate in earnest. The next status conference with the Bankruptcy Court is scheduled to be held on September 10, 2001.

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

                  Based upon the information supplied to management by the Trustees, the prepetition liabilities net of the assets at December 31, 2000 and March 31, 2000, are as follows:


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



NOTE  9 - SEGMENT INFORMATION.

                  The Company's operations are comprised of its lighting manufacturing and power system equipment manufacturing segments. Set forth below are sales, operating losses, depreciation, research and development costs and identifiable assets of the segments in thousands.

                                                                Power       Total
                                                  Lighting     Systems     Company
                                                  --------     -------     -------
Nine months ended December 31, 1999:
  Net sales                                          $ 23       $5,404      $5,427
  Net loss                                           1203        2,695       3,898
  Depreciation                                         -            63          63
  Research and development                            361          263         624
  Identifiable assets                                  54        2,540       2,594

Nine months ended December 31, 2000:
  Net sales                                          $ 11       $5,325      $5,336
  Net loss                                           1269        3,808       5,077
  Depreciation                                         -            37          37
  Research and development                            123          349         472
  Identifiable assets                                  50        2,545       2,595


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



                                          Elgin Technologies, Inc.
                                    ------------------------------------
                                                (Registrant)

Date: July 3, 2001                          /s/ Michael J. Smith
      -----------------             ------------------------------------
                                    Name:  MICHAEL J. SMITH
                                    Title: EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER