Form 10KSB
period 2001-03-31
ELGIN TECHNOLOGIES INC
filed 2001-07-16
CIK 1107947

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31,2001

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

   Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

   Securities registered under Section 12(g) of the Exchange Act:

                              VOTING COMMON STOCK,
                          $.000833 PAR VALUE PER SHARE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Registrant's revenues for its most recent fiscal year were $6,067,806.

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $954,418 as of March 31, 2001, based upon the closing price on the National Quotation Bureau "Pink Sheets." Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

         There were 17,463,300 shares of Common Stock outstanding as of March 31, 2001.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION
------------

         The Company was incorporated as Cross Atlantic Capital, Inc. under the laws of the State of Delaware on May 28, 1986. The Company, since its incorporation through September 30, 1997, was inactive at which time it acquired all of the outstanding capital stock of Elgin e2 Inc. in exchange for 4,167,000 shares of its $.000833 par value Common Stock Elgin Technologies, Inc. has two operating segments: Elgin Warren Power Systems that provides a wide-range of power products and services to the telecommunication and related sectors, and Logic Labs, which is a research and development stage company focusing on a new generation of energy efficient lighting products.

ELGIN WARREN POWER SYSTEMS
--------------------------

OVERVIEW

         Elgin Warren Power Systems, has been a leading provider of products and services for the telecommunications and related sectors for over 60 years. Our products and services are utilized for power applications throughout the communications infrastructure market. The growth of this sector has been fueled by the convergence of voice, data and video transmissions for Internet usage in both the commercial and consumer markets. It is projected over the next decade that there will be robust growth in communications infrastructure due to increased demand for broadband services, expanded e-commerce applications and new generations of digital imaging communications. Elgin Warren's focus is to provide "turn key" solutions to meet that demand by offering a full range of advanced power products, a full compliment of custom engineering, and installation/maintenance services that adhere to strict Bellcore standards.

         Our products include:

         o        AC/DC power supply systems ranging from 3 to 15,000 Amp plants

         o        Full range of power distribution and monitoring equipment

         o Full range of engineering services, including: needs assessment, power plant design, power plant modification/expansion, and monitoring system integration

         o Full range of installation services for central office and remote locations, including: new constructions, retrofit, expansion of existing sites and all maintenance services.

         Our products are designed for both central office and remote applications, and offer the latest in monitoring connectivity that ensures full remote capabilities. Our designs reflect the current market trends toward a greater emphasis on power density and scalability. The market is being driven by increased infrastructure capacity demands in high population centers where real estate costs are forcing the industry to deliver more power in less space. Management believes that this trend will continue in the future, and has focused its engineering resources to address those demands.

         Although power density and scalability are increasingly becoming more important, the main design consideration for our products remains the reliability and quality of the power that is delivered into the network. Minor fluctuations in power, or disruptions measured in milliseconds can seriously effect sensitive data transmission in today's digital environment. To ensure the highest performance standard for reliability, our engineers design systems with built-in redundancy (back up) for key components that automatically pick up capacity in the event of a component failure. In addition, we have continued to improve the ability of our monitoring systems to handle a multitude of new functions and that can be connected into the customer's proprietary network.

INDUSTRY BACKGROUND

         Elgin Warren Power Systems products and services are part of the overall power conversion market which is estimated to have worldwide revenues of $24 billion for 2000. The market for communications equipment, in general, has enjoyed rapid growth and changes in the last decade as a result of industry deregulation and the advent of the Internet. Deregulation brought a whole new generation of competition into the marketplace, with new long distance providers, CLEC's (Competitive Local Exchange Carriers) and wireless carriers requiring large infrastructure projects. As a result of the Internet, and related technological advances, the market for new communication services expanded rapidly.

         Although there will be normal business cycle corrections, like the current weakness represents, management believes that the long term trend for growth in the communications equipment and services sector will remain in place, as the demand for new commercial and consumer services requiring increased capacity will continue to drive the market. Most of the growth will be created by the new generations of digital media technology (voice, sound, video and data) which will require greater amounts of power to drive increasingly larger amounts of data through a broadband environment.

         To meet the power needs of current design trends, which utilize greater numbers of semiconductors throughout the entire network, engineers have adopted a DISTRIBUTED POWER architecture versus the previous centralized power design. A distributed power design allows for the more efficient distribution of power throughout the system, simplifies engineering, and increases overall system reliability by decreasing the effect of an individual component failure and offers back-up through redundancy and load sharing. In addition to efficiency and reliability benefits, distributed power architecture allow the system to be designed on a modular basis, which creates a greater degree of scalability for future growth.

PATENTS

         The Company's Telecom Power business does not currently own any patents, trademarks, licenses, concessions or franchises that are of any material value to its business, now or in the future. The Company is not party to any royalty or labor agreements.

COMPETITIVE STRATEGY

      Our focus is on providing a turn key solution to meet the power needs of our customer base. We believe that our EF&I (Engineer, Furnish & Install) approach provides us with many synergies that gives us a competitive edge over "equipment only" vendors. Some of the advantages are:

         o By providing complete engineering and project management services, we have a better understanding of current system architecture trends through our involvement in all aspects of the engineering function.

         o By installing our equipment, we understand the importance of designing equipment that minimizes installation problems, and saves time and expense in the field.

         o In addition to working with our equipment, our engineering and installation groups, at the request of some customers, work with other vendors' equipment in the field. This exposure provides us with insight into the latest in market trends/advances.

         o Engineering and installation services improve our position with our customers by providing a "value added" service to our product/service mix. In cyclical markets where new construction are affected by downturns, engineering and installation provide a stabilizing effect by generating revenues from upgrade, retrofit and maintenance services.

      From working with our customers to assess their needs, a few key trends have emerged as important in developing our power system design. From this knowledge, we have focused on providing systems with the following selling points: high power density (we currently offer one of the highest power density rated systems available), high power efficiency, full scalability, full redundancy, full remote monitoring capabilities, 480 V three phase design and one of the strongest reliability/warranty coverage in the industry. We believe that our 60 year history in providing proven power solutions has given us a strong base from which to build upon in the future.

MASTER LITE BALLAST SYSTEM (MASTER LITE-TM-)
--------------------------------------------

            In 1997, the Company acquired Logic Labs, a research and development stage company that has focused on the development of a new generation of lighting products that utilizes advanced DC power supply technology. The new product is called the Master Lite Ballast System and is targeted to meet the needs of the estimated $3.2 billion market for lighting ballasts used in fluorescent lighting. The system is based upon a new architecture that centralizes the power supply function into a unit that is more functional and efficient than basic electronic ballast systems and paired with a new lamp driver design. The Company believes that its 60 year history as a designer of high quality DC power supply systems gives it a strong base for developing this product.

         Although there has been some development in newer, more sophisticated, electronic ballasts, the majority of fluorescent lighting products used in today's market have remained essentially unchanged in the past fifty (50) years. Twenty-five (25) years after the oil embargo, the United States has given up almost all the gains realized through energy conservation efforts during the late eighties and early nineties. Noting recent developments in the energy markets, with remarkable price hikes and electric grid shortfalls causing rolling blackouts, energy efficiency should become more important factor in the lighting market. The Company's dimmable electronic distributed lighting system (Master Lite-TM-) may represent the ability for substantial savings for every energy lighting dollar.

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

         The Master Lite-TM- system increases energy efficiency significantly, with up to 40% savings over standard magnetic ballast performance. In addition, dimming is provided as a standard feature at no additional cost. The drivers sense the output of the "master" and dim as commanded by the customer's control of the "master". This unique patented approach requires no additional wiring other than adjustment control and can be retrofitted into existing systems.

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

COMPETITION

            The global market for lighting is highly competitive, with large global diversified companies such as Sieman's Osram-Sylvania, Philips Electronics, SLI and General Electric, there is formidable competition in all areas. In addition, companies such as Motorola and Advanced Transformer compete in the component market for ballasts. The market becomes more fragmented into various niches and the lighting fixture market remains a highly fragmented dominated by regional companies.

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

PATENTS

         The Company has developed a network of interrelated patents, which cover the various configurations of the Master Lite-TM- technology. The Company has filed for patent coverage, which has either been granted or pending, for all of its primary designs in key markets.

FUTURE OPPORTUNITIES
--------------------

         The Company plans development efforts, which may include international expansion, new product launches and product expansions. The Company holds international patent protection for the Master Lite-TM- in the European community, Korea and Canada. When fully developed, the Company believes that the system will be so flexible that it may be able to operate in virtually any foreign electric system without redesign. The Company projects the foreign fluorescent lighting market to be ten times the size of the U.S. market.

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

CUSTOMERS
---------

         Three customers accounted for 27%, 14% and 12% of accounts receivable as of March 31, 2001. Sales to agencies of the U.S. Government accounted for 12% and 13% in fiscal 2001 and 2000, respectively. Another customer accounted for 17% and 14% of sales in fiscal 2001 and 2000, respectively.

REGULATORY APPROVAL AND COMPLIANCE
----------------------------------

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

EMPLOYEES
---------

         As of March 31, 2001, the Company employed a total of sixty five (65) employees, all of which are full time employees. None of these employees is covered by a collective bargaining agreement. The Company believes that its labor relations are good.

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

ITEM 3.  LEGAL PROCEEDINGS

LEWIS W. KUNIEGEL, ET AL V. ELGIN TECHNOLOGIES, INC.

In October 2000 the Company settled a complaint filed on March 6, 2000 in the Cumberland County Superior Court (Portland, ME) brought by Lewis W. Kuniegel and

Judith A. Kuniegel against the Company. The settlement was for an amount not material to the Company's financial position or results of operations.

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

INVERNESS CORPORATION AND MENOTOMY FUNDING, LLC V. THE COMPANY

         This is an action filed in Middlesex Superior Court in Cambridge, Massachusetts in June, 1997 against the Company, e2 Electronics, Inc. (f/k/a Elgin e2, Inc.), EAC Acquisition I Corporation ("EAC") and others, alleging breach of contract and a variety of other causes of action relating to the alleged failure of EAC to repay certain loans and the failure of the Company to honor certain warrants to purchase Common Stock.

         In late 1996, the Company's investment bankers, Mason Cabot Holdings, Ltd., formed EAC for the purpose of acquiring the assets of a troubled corporation located in Billerica, Massachusetts. The parties intended that EAC would acquire the assets of the business and then manage its operations in an effort to make it a viable concern. As part of the transaction, Inverness sold the assets to EAC in return for a short-term note for $1,640,442. During the negotiation of the loan agreement, Inverness represented that it would provide working capital of $300,000 pursuant to the Revolving Line of Credit of $1,780,000 referenced in the loan agreement. As part of the consideration for the transaction, e2 Electronics issued warrants to purchase 750,000 shares of stock in a publicly traded company that would be the survivor of a merger with e2 Electronics. Neither the Company nor e2 Electronics was ever a party to the loan transaction, nor did either guarantee the debt of EAC. Mason Cabot granted to the Company an option to purchase all of the common stock of EAC.

         The parties anticipated that the short-term note would be paid through the infusion of new capital from third party investors. However, after several loan forbearances for which e2 Electronics issued additional warrants, neither the working capital from Inverness nor any new capital from investors was forthcoming. By May 1997, EAC ceased to operate. Inverness filed suit to obtain money damages in the amount of $7,650,000 for the alleged failure to honor the warrants issued by e2 Electronics in connection with the transaction. It is the Company's position that the warrants are invalid because the issuance of the warrants was fraudulently induced and that the conditions precedent to the exercise of the warrants never occurred. The Company and EAC have counterclaimed against Inverness for common law fraud, breach of contract and related claims. The Company and EAC allege they were fraudulently induced into entering into the loan transaction and issuing the warrants in exchange for a non-existent operating line of credit based upon false representations by Inverness that it had the liquidity and ability to fund the line of credit. The case is presently in the discovery phase and resolution is expected in fiscal year 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The annual meeting of shareholders was held on January 29, 2001. All matters voted on were approved. The results are as follows:

         PROPOSAL I

         The following directors were elected at the meeting to serve a one-year term as directors:

                                                           FOR          AGAINST          WITHHELD
                                                           ---          -------          --------
              Peter Bordes, Jr.                         10,259,484         0                0
              Jonathan Scott Harris                     10,259,484         0                0
              Primo Ianieri                             10,259,484         0                0
              Philip A. Pascarelli, Jr.                 10,259,484         0                0
              Michael J. Smith                          10,259,484         0                0


         PROPOSAL II

         The proposal to amend the Company's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 60,000,000 to 100,000,000 shares was approved. As a result, the Company's Restated Articles of Incorporation were amended to increase the number of authorized shares to 100,000,000.

                 FOR                   AGAINST           ABSTAINED
                 ---                   -------           ---------
             10,259,284                  200                 0

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's stock was quoted on the OTC Bulletin Board from October 1997 through mid-November 1999 (Symbol: ELGN). As of mid-November 1999, bid and ask quotations for the Company's stock have been available on the NQB "Pink Sheets."

         The high and low sales prices of the Company's Common Stock for each of the following quarters are:

Quarter Ended                        High/Ask          Low/Bid
-------------------------------------------------------------------
March 31, 2001                         $     0.50       $     0.08
December 31, 2000                            0.51             0.21
September 30, 2000                           0.32             0.15
June 30, 2000                                1.13             0.15
March 31, 2000                               3.00             0.10
December 31, 1999                            0.50             0.06
September 30, 1999                           1.88             0.13
June 30, 1999                                3.44             1.56
March 31, 1999                               3.75             2.25
December 31, 1998                            6.25             1.75
September 30, 1998                           8.38             6.00
June 30, 1998                               10.50             7.00
March 31, 1998                              10.50             9.88
December 31, 1997                            9.50             4.38

         Source:  Standard and Poor's Comstock.
         These quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

SHAREHOLDERS OF RECORD

         There were 212 holders of record of the Common stock of the Company as of March 31, 2001.

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

         In December 2000, the Board of Directors authorized the issuance of 25,313 warrants to purchase shares of the Common Stock of the Company with an exercise price equal to a 20% premium to the closing price on December 29, 2000 (equivalent to $.288) to the bearers of certain convertible Subordinated Notes in consideration for extension of the maturity date of the notes to January 2, 2002. The fair market value of the warrants at time of issuance was $5,832.

Item 6. Management's Discussion and Analysis or Plan of Operation

INTRODUCTION
------------

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related notes included herein.

SELECTED FINANCIAL DATA
-----------------------

                                      FOR THE YEARS ENDED
                                            MARCH 31,
                                -------------------------------
                                    2001               2000
                                -----------         -----------
Sales                            $6,068,000          $7,424,000
Cost of sales                     5,450,000           6,957,000
                                -----------          ----------
Gross margin (loss)                 618,000             467,000
Operating expenses                3,417,000           3,627,000
                                -----------          ----------
Operating loss                   (2,799,000)         (3,160,000)
Other expenses                    3,769,000           1,917,000
                                ============        ============
Net loss                        ($6,568,000)       ($5,077,000)
                                ============        ============


SALES

         The Company had sales of $6,068,000 for fiscal 2001 and $7,424,000 for fiscal 2000. The decrease in sales of $1,356,000 (18.3%) was mainly the result of the general softness of the telcom market and the restructuring of the sales force.

COST OF SALES

         The cost of sales for fiscal 2001 and 2000 were $5,450,000 and $6,957,000 (representing 90% and 94% of sales respectively). The low volume levels that the company has experienced in both fiscal years has limited the margin contribution to fixed manufacturing costs resulting in nominal gross margins.

OPERATING EXPENSES

         Operating expenses were down $210,000 (6%) from $3,627,000 (49% of sales) in fiscal 2000 to $3,417,000 (56% of sales) in fiscal 2001. Lower personnel costs resulting from business restructuring and reduced R&D spending more than offset higher legal fees.

OTHER EXPENSES

         Other expenses increased $1,852,000 (97%) from $1,917,000 (26% of sales) to $3,769,000 (62% of sales) in fiscal 2000 and 2001, respectively. Interest expense on the loan agreement amounted to $1,244,000 due to increased borrowings from an affiliate. Imputed interest resulting from the beneficial conversion features on convertible debt transactions was $2,350,000 in fiscal 2001 as compared to $800,000 in fiscal 2000. This increase was primarily due to the instances of conversion strike prices exceeding the fair values of the Company's Common Stock during fiscal 2001.

FORWARD LOOKING STATEMENTS AND CERTAIN RISK FACTORS
---------------------------------------------------

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

RISK FACTORS
------------

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

         Since Elgin Technologies commenced operations in 1994, the Company and its subsidiaries, have produced losses in each year and had an accumulated deficit of $57,688,602 at March 31, 2001. For the year ending March 31, 2001, the Company has continued to experience losses of $6,568,000 on revenues of $6,068,000. The major contributors to the accumulated losses were continued research and development efforts to bring Master Lite-TM- to market, along with the capital needed to rebuild the telecom power and conversion businesses, and the imputed interest charged to operations on the beneficial conversion features of convertible debt transactions.

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

         The substantial operating losses of the Company's operating segments incurred through and subsequent to March 31, 2001, and the Company's limited ability to obtain financing other than from one major investor raises substantial doubt concerning the ability of the Company to realize its assets and pay its obligations as they mature in the ordinary course of business. These conditions, among others, raises substantial doubt among the Company's independent auditors about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management will continue efforts to reduce the operating costs of the Company's existing product lines and seek to expand into less costly, more profitable products and services. These efforts will, however, require increased working capital infusions. At present the Company's sole source of financing is from one major investor. Management cautions that there can be no assurances that these efforts will be successful or that the investor will continue to provide financing or that alternative sources of funds will be available for management to implement its plan.

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

BUSINESS DEVELOPMENT RISKS

         The Company is following a business plan intended to expand its sales efforts and market penetration along with the continued development and marketing of the Master Lite-TM- technology. Implementation of this plan will require substantial additional capital for product development, marketing and promotion. No assurance can be given that the Company will be successful in expanding its current sales or distribution capabilities or developing new products that result in increased sales and earnings or that its marketing and promotion activities will have the intended effect of expanding sales and increasing earnings.

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

INFLUENCE BY CHAIRMAN; STOCKHOLDERS AGREEMENT

         The Company's Chairman, Primo Ianieri, beneficially owns 3,315,685 shares of Common Stock, representing 19.0% of the Company's issued and outstanding stock, and rights to purchase stock. As a result, Mr. Ianieri could influence most matters requiring approval of the stockholders of the Company. Furthermore, the Company, Mr. Ianieri and other significant stockholders of the Company are parties to a Stockholders Agreement dated as of September 28, 1997 that provides, inter alia, that:

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

Copies of the above referenced Stockholders Agreement are available from the Company.

INFLUENCE BY INVESTOR; SUBSTANTIALLY ALL ASSETS PLEDGED; CONTINUED DILUTION

         In connection with a Secured Revolving Credit Agreement, Secured Note Payable, Stock Pledge Agreement and Security Agreements between the Company and Horace T. Ardinger, Jr. dated as of November 13, 1998 and subsequent amendments thereto, (the "Ardinger Credit Documents") as well as credit agreements with others, the Company has pledged substantially all of its assets as security for the performance of its obligations. In the event that the Company was to default on the payment of any amounts owed under the agreements, the lenders would have the ability to satisfy the obligations by selling or causing the sale of some or all of the assets of the Company.

         Under the terms of the Ardinger Credit Documents, as of March 31, 2001, Mr. Ardinger beneficially owns or has the right to acquire 55,871,774 shares of the Company's Common Stock, which is 79.5% of the class (see Part III, Item 11 hereinbelow). As a result, Mr. Ardinger would be able to greatly influence most matters requiring approval of the stockholders of the Company, including the election of the majority of the Board of Directors. Pursuant to a Voting Agreement dated as of April 1, 1998, (see Exhibit 9.2), Mr. Ardinger is entitled to either be elected to the Company's Board of Directors or have his designee so elected. Mr. Ardinger's current designee to the Company's Board of Directors is Michael Smith, who also currently serves as the Company's Chief Financial Officer and Executive Vice President. Mr. Ardinger has also been granted a license in California, Texas and Florida in certain proprietary technology of Logic Labs and rights of first refusal to potential future licensing of certain related technology pursuant to a License Agreement dated as of April 1, 1998. Furthermore, as a result of ongoing capital contributions by Mr. Ardinger, his beneficial ownership of the Company's Common Stock is likely to increase and may result in continued substantial dilution to the current holdings of the other stockholders.

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

ITEM 7.  FINANCIAL STATEMENTS

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                                 MARCH 31, 2001

                                   I N D E X

                                                                     PAGE NO.
                                                                     --------
FINANCIAL STATEMENTS:
       Independent Accountants' Report ...........................      F-2


       Consolidated Balance Sheet as at March 31, 2001 ...........      F-3


       Consolidated Statements of Operations

          For the Years Ended March 31, 2001 and 2000 ............      F-4


       Consolidated Statements of Changes in Capital Deficiency

          For the Years Ended March 31, 2001 and 2000 ............      F-5


       Consolidated Statements of Cash Flows

          For the Years Ended March 31, 2001 and 2000 ............      F-6


       Notes to Consolidated Financial Statements ................   F-7 - F-27

                      WEINICK SANDERS LEVENTHAL & CO., LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                       1515 BROADWAY NEW YORK, N.Y. 10036

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and Board of Directors
Elgin Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Elgin Technologies, Inc. (formerly Cross Atlantic Capital, Inc.) and Subsidiaries as at March 31, 2001, and the related statements of operations, cash flows, and changes in capital deficiency for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elgin Technologies, Inc. (formerly Cross Atlantic Capital, Inc.) and Subsidiaries as at March 31, 2001, and the results of their operations and their cash flows for each of the two years ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $15,218,997 and liabilities exceed assets by $15,288,063 at March 31, 2001 and, in addition, the Company has incurred losses since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to this matter is discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /S/ WEINICK SANDERS LEVENTHAL & CO., LLP

New York, N. Y.
May 25, 2001

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001

                                   A S S E T S


Current assets:
  Cash                                                                                        $ 105,882
  Accounts receivable, less allowances for doubtful
    accounts and customer deductions of $54,000                                                 498,024
  Inventories, at the lower of cost or market,
    less allowance for obsolescence, excess
    quantities and valuation                                                                  1,225,230
  Prepaid expenses and other current assets                                                      78,706
                                                                                            -----------
        Total current assets                                                                                    $ 1,907,842

Property assets, net of accumulated depreciation                                                                    173,374

Security deposits and other assets                                                                                   26,349
                                                                                                              -------------

                                                                                                                $ 2,107,565
                                                                                                              =============

                       LIABILITIES AND CAPITAL DEFICIENCY


Current liabilities:
  Secured note payable                                                                      $ 9,225,000
  Current maturities of long-term debt                                                        1,665,309
  Due to affiliates                                                                             155,734
  Accounts payable                                                                              902,224
  Pre-petition liabilities                                                                    1,012,000
  Accrued expenses and other current liabilities                                              4,166,572
                                                                                           ------------
        Total current liabilities                                                                               $17,126,839

Deferred rent                                                                                                        14,478

Long-term debt                                                                                1,919,620
Less:  Current maturities                                                                     1,665,309
                                                                                           ------------
        Total long-term debt                                                                                        254,311

Capital deficiency:
  Common stock, $.000833 par value
    Authorized - 100,000,000 shares
    Issued and outstanding - 17,463,300 shares                                                   14,546
  Additional paid-in capital                                                                 42,385,993
  Accumulated deficit                                                                     ( 57,688,602)
                                                                                          -------------
        Total capital deficiency                                                                               ( 15,288,063)
                                                                                                               ------------

                                                                                                                $ 2,107,565
                                                                                                               ============

                 See notes to consolidated financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                For the Years Ended
                                                                                                      March 31,
                                                                                             ---------------------------
                                                                                               2001               2000
                                                                                             --------           --------
Net sales                                                                                  $6,067,806          $7,423,771
Cost of sales                                                                               5,449,937           6,956,921
                                                                                         ------------        ------------
Gross margin                                                                                  617,869             466,850
                                                                                         ------------        ------------
Operating expenses:
  Selling                                                                                     665,003             896,965
  Research and development                                                                    575,825             826,680
  General and administrative                                                                2,116,611           1,742,406
  Bad debts (recoveries)                                                                (          58)             71,656
  Amortization of financing costs                                                              59,641              89,091
                                                                                         ------------        ------------
Total operating expenses                                                                    3,417,022           3,626,798
                                                                                         ------------        ------------

Loss from operations                                                                      ( 2,799,153)        ( 3,159,948)

Other expense:
  Interest                                                                                  3,768,761          1,916,646
                                                                                         ------------        ------------

Net loss                                                                                  ($6,567,914)       ($5,076,594)
                                                                                          ============       ============

Net loss per common share                                                                   ($0.37)             ($0.29)
                                                                                            =======             =======

Weighted average number of
  shares outstanding                                                                       17,591,249         17,425,303
                                                                                           ===========        ===========


                 See notes to consolidated financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

            CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


                                                      Common Stock
                                              ----------------------------
                                                 Number                            Additional                          Total
                                                  of                                Paid-In        Accumulated       Capital
                                                 Shares           Amount            Capital          Deficit        Deficiency
                                              -----------      -----------        -----------     -------------    -------------

Balance at April 1, 1999                       16,473,051         $13,722         $39,230,617     ($46,044,094)   ($ 6,799,755)
Conversion of warrants into common stock        1,117,000             930        (        930)            -               -
Conversion of debt into common stock                1,550               1               6,199             -              6,200
Interest on convertible debt                         -                -               800,000             -            800,000
Net loss for the year                                -                -                   -       (  5,076,594)    ( 5,076,594)
                                              -----------      ----------        ------------     ------------     ------------

Balance at March 31, 2000                      17,591,601          14,653          40,035,886     ( 51,120,688)    (11,070,149)
Interest on convertible debt                          -               -             2,350,000             -          2,350,000
Cancellations due to settlements              (   128,301)     (      107)                107             -               -
Net loss for the year                                -                -                  -        (  6,567,914)    ( 6,567,914)
                                              -----------      ----------        ------------     ------------     ------------

Balance at March 31, 2001                      17,463,300         $14,546         $42,385,993     ($57,688,602)   ($15,288,063)
                                              ===========      ==========        ============     =============   =============



                 See notes to consolidated financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For the Years Ended
                                                                               March 31,
                                                                  --------------------------------
                                                                        2001               2000
                                                                   ------------        -----------
Cash flows from operating activities:

  Net loss                                                         ($6,567,914)        ($5,076,594)
                                                                   ------------        -----------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Deferred rent                                                       14,478                -
    Accrued interest on debt                                         1,370,999             823,312
    Depreciation and amortization                                      119,840             224,712
    Provision for inventory obsolescence                           (   861,084)        ( 3,250,592)
    Interest on convertible debt                                     2,350,000             800,000
    Provision for doubtful accounts                                (    91,000)             14,500
    Increase (decrease) in cash flows as
        a result of changes in assets and
        liabilities and account balances:
      Accounts receivable                                              787,291             320,354
      Inventories                                                    1,239,245           2,481,330
      Prepaid expenses and  other current assets                   (       959)        (    32,794)
      Security deposits and other assets                                62,111         (    85,348)
      Accounts payable                                             (   647,395)            281,243
      Accrued expenses and other current liabilities                 1,137,766         (   109,347)
                                                                   ------------        -----------
  Total adjustments                                                  5,481,292           1,467,370
                                                                   ------------        -----------

Net cash used in  operating activities                             ( 1,086,622)        ( 3,609,224)
                                                                   ------------        -----------

Cash flows used in investing activities:

  Property assets                                                  (   179,753)        (    16,497)
                                                                   ------------        -----------

Cash flows from financing activities:

  Payment of long-term debt                                        (   287,043)        (   313,920)
  Proceeds from secured note payable                                 2,500,000           2,500,000
  Payment of amount due to affiliates                              (   985,539)               -
                                                                   ------------        -----------
Net cash provided by financing activities                            1,227,418           2,186,080
                                                                   ------------        -----------

Net decrease in cash                                               (    38,957)        ( 1,439,641)

Cash at beginning of year                                              144,839           1,584,480
                                                                   ------------        -----------

Cash at end of year                                                 $  105,882          $  144,839
                                                                   ===========         ===========

Supplemental Disclosures of Cash Flow Information:
  Cash payments during the year for:

    Interest                                                        $   46,308          $  128,071
                                                                   ===========         ===========
    Income taxes                                                    $     -             $     -
                                                                   ===========         ===========
Supplemental Schedules of Noncash Financing Activities:

  Conversion of debt to equity                                      $     -             $    6,200
                                                                   ===========         ===========
  Interest on convertible debt                                      $2,350,000          $  800,000
                                                                   ===========         ===========


                 See notes to consolidated financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Formerly Cross Atlantic Capital, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              As at March 31, 2001 and for the Two Years Then Ended


NOTE  1 -  REALIZATION OF ASSETS - GOING CONCERN.

                             The accompanying consolidated financial statements
                 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred substantial operating losses in each of its segments for the two years ended March 31, 2001. Management on June 1, 1998 placed its contract engineering division of its telecommunications segment originally located at Erie, Pennsylvania into voluntary liquidation when management caused a filing under Chapter 7 of Title 11 of the United States Bankruptcy Code for its wholly-owned subsidiary, e2 Electronics, Inc. ("e2 Electronics"). The Court appointed a trustee who is liquidating the assets of e2 Electronics for the benefit of its creditors.

                             The accompanying consolidated financial statements
                 reflect a working capital deficiency of $15,219,000 at March 31, 2001, of which $1,012,000 is attributable to the net obligations of e2 Electronics. Upon the conclusion of the liquidation e2 Electronics, the capital deficiency at March 31, 2001 will decrease by the forgiveness of the net indebtedness of e2 Electronics of $1,012,000. The Company's segments, lighting manufacturing and telecom power system equipment manufacturing, incurred losses from operations of $2,357,000 and $442,000, respectively, and in fiscal 2001 and in fiscal 2000 incurred operating losses of $2,415,000 and $745,000, respectively. In fiscal 2001 and 2000, these segments had a combined negative cash flow from operating activities of $1,087,000 and $3,609,000, respectively. The Company's primary source of cash has been the sale of its securities to and loans from a stockholder.

                             As described in Note 12, e2 Electronics, the
                 Company and/or its continuing subsidiaries are defendants in a number of legal actions, some of which, should the plaintiffs prevail, would have a serious adverse effect on the Company's financial condition.

                             The substantial operating losses of the Company's
                 operating segments incurred through and subsequent to March 31, 2001, and the Company's limited ability to obtain financing other than from a stockholder raises substantial doubt concerning the ability of the Company to realize its assets and pay its obligations as they mature in the ordinary course of business. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompany-

NOTE  1 -  REALIZATION OF ASSETS - GOING CONCERN.  (Continued)

                 ing consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management is making every effort to reverse these trends by the hiring of a new President/CEO and appointing a new Vice President as head of sales to implement a turnaround of the Company's businesses. New management will continue efforts to reduce the operating costs of the Company's existing product lines and seek to expand into less costly, more profitable products and services. These efforts will, however, require increased working capital infusions. At present the Company's sole source of financing is from a stockholder. Management cautions that there can be no assurances that these efforts will be successful or that the stockholder will continue to provide financing or that alternative source of funds will be available for management to implement its plan.

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

                   Revenue/margin improvement.

                             The Company has a 61-year history of providing
                 quality products to the industry, and management has repositioned its marketing of its products to focus on that history. Management has implemented new strategies to improve margins by streamlining its product offerings by focusing on those items in its product lines that have higher margins and have strong market demand. By narrowing its product offerings and purchasing more efficiently, the Company is able to reduce its raw materials cost component thereby adding to margin improvement. Management also intends to overhaul its marketing efforts and restructure its sales department to strengthen these strategies.

                             In addition, the Company is completing its beta
                 site testing of its Master Light /fluorescent product line. It is anticipated that the Company will be able to generate revenues from this product line in 2002.

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

                             The assets and liabilities of e2 Electronics, Inc.
                 at the date of the filing petition is as follows:

                 Accounts receivable                              $   210,000
                 Rent deposits                                         23,000
                 Property assets                                       20,000
                 Investments                                           71,000
                 Inventories net of reserve
                   for obsolescence of $1,560,000                      13,000
                                                                 ------------
                 Total assets                                         337,000
                                                                 ------------

                 Accounts payable-trade                               951,000
                 Accrued expenses and other
                   current liabilities                                214,000
                 Loan payable - DC&A Partners Ltd.                    600,000
                                                                 ------------
                                                                    1,765,000
                                                                 ------------

                 Net liabilities                                  ($1,428,000)
                                                                 ============

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

                             Based upon the information supplied to management
                 by the Trustees, the prepetition liabilities net of the assets at March 31, 1999, 2000 and 2001, are as follows:






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

                             The Company was incorporated as Cross Atlantic
                  Capital, Inc. ("CROA") under the laws of the State of Delaware on May 28, 1986. CROA, since its incorporation through September 30, 1997, was inactive at which time it acquired all of the outstanding capital stock of e2 Electronics, Inc. (f/k/a Elgin e2 Inc) in exchange for 4,167,000 shares of its $.000833 par value Common Stock. Prior to the acquisition, CROA had issued and outstanding 600,000 shares of its Common Stock. The merger was treated as a recapitalization. In January 1998, CROA changed its name to Elgin e2, Inc. and, in June 1998, to Elgin Technologies, Inc. (the "Company"). In January 1998, e2 Electronics, Inc. changed its name from Elgin e2, Inc. to its current name.

                             The effects of this recapitalization are as
                  follows:

                                                                          DATE              PAR VALUE         SHARES
                                                                  -------------------  ------------------  --------------
Initial issue of common stock
  to original CROA                                                  May 28, 1986             $.000833         600,000

Equivalent number of shares issued
  to stockholders of Elgin e2 in
  exchange for the share of Elgin e2
  to reflect the recapitalization                                September 30, 1997          $.000833       4,167,000
                                                                                                            ---------

Total shares issued and outstanding
  after giving effect to merger
  treated as a recapitalization                                                                             4,767,000
                                                                                                            =========

                             e2 Electronics was incorporated in Delaware in
                 April 1994 as a provider of contract manufacturing services and custom power equipment to original equipment manufacturers in the industrial process control, medical instrumentation and telecommunications industries, e2 Electronics commenced operations in April 1994 with its acquisition of the net assets of Charter Technologies, Inc. from a United States Bankruptcy Court appointed Trustee. e2 Electronics also acquired certain net assets from two other entities in fiscal 1995. These three acquisitions resulted in the recording of $1,018,000 in goodwill.

                             e2 Electronics on July 10, 1996 acquired all of the
                 capital stock of Ascom Warren, Inc. ("Warren") in a transaction accounted for as a purchase. e2 Electronics, then merged Warren into itself. The purchase price of $2,298,000 for the Company's power system manufacturing segment was paid in cash of $1,298,000 plus the issuance of a $1,000,000 promissory note with 10% interest, payable in four annual installments of $250,000.

                             In December 1997, the Company acquired all of the
                 capital stock of Logic Laboratories, Inc. ("Logic") for 2,000,000 shares of its Common Stock (valued at $3.00 per share) plus a conditional payment of an additional 500,000 shares of the Company's Common Stock, if and when Logic achieves $10,000,000 in sales in any one fiscal year, in a transaction accounted for as a purchase. Logic had insignificant revenues, no saleable products and no tangible assets at the date of the acquisition. Logic had sales of $35,000 for the year ended March 31, 2001 and $105,000 in identifiable assets at March 31, 2001. Sales for the year ended March 31, 2000 were $35,000 and its identifiable assets were $84,000. As the sales criterion was not met, the additional contingent consideration is not owned. If the conditional shares of the Company's Common Stock were issued (upon Logic achieving the sales target), the purchase price of Logic would be increased in accordance with EITF 95-8 and adjusted at the then current fair value of the Company's Common Stock in accordance with Accounting Principles Board of Opinion No. 16.

                             On April 24, 1998, the Company acquired all of the
                 assets and liabilities of Communication Service Company ("CSC") which installs power systems for 100,000 shares of its Common Stock (valued at $3.00 per share) plus the cash and accounts receivable of CSC on the date of acquisition. The transaction is being accounted for as a purchase in the accompanying consolidated financial statements. The fair value of the consideration paid to the sellers of CSC exceeded the fair value of the remaining net assets acquired by $300,000 and initially was recorded as goodwill. The goodwill was charged to operations on the acquisition date due to the uncertainty of the Company's ability to continue as a going concern.

                             Management determined the purchase price for Logic
                 and CSC to be valued at $3.00 per share, in accordance with EITF 95-19, which requires the shares issued to be valued at the time of tender. In addition, the $3.00 per share valuation was based on recent private placement sales of the Company's stock to investors.

                             The accompanying consolidated financial statements
                 as at March 31, 2001 and for the two years then ended include the accounts of the Company and its wholly-owned subsidiaries except for e2 Electronics, Inc. whose accounts are included from April 1, 1998 to the date of the filing of its bankruptcy proceedings on June 1, 1998. Upon the filing of the bankruptcy petition, the assets and liabilities are being liquidated by the Trustee of the Court. The accompanying consolidated financial statements reflect the acquisitions of CSC, Logic, Warren and the net assets of Charter Technologies, Inc. from their respective dates of their purchase through March 31, 2001, in accordance with Accounting Principles Board Opinion No. 43 and Item 310 of Regulation S-B.

NOTE  4 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

                 (a)      Revenue Recognition:

                             The Company recognizes revenues in accordance with
                 accounting principles generally accepted in the United States of America in the period in which it performs its installation services. In addition, the Company recognizes product revenues when they are shipped to the respective customers. The Company records expenses in the period in which they are incurred, in accordance with accounting principles generally accepted in the United States of America.

                 (b)      Use of Estimates:

                             The preparation of financial statements in
                 conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                 (c)      Cash and Cash Equivalents:

                             The Company considers all highly liquid debt
                 instruments purchased with a maturity of three months or less to be cash equivalents.

                 (d)      Concentrations of Credit Risk:

                             Financial instruments that potentially subject the
                 Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit.

                             Agencies of the U.S. government accounted for 12%
                 and 13% of sales in fiscal 2001 and 2000, respectively. Another customer accounted for 17% and 14% of sales in fiscal 2001 and 2000, respectively. Concentrations of credit risk with respect to trade accounts receivable of the Company's segments are limited due to the wide number of their customers. At March 31, 2001, three customers accounted for 27%, 14% and 12% of accounts receivable. With the filing of the e2 Electronics, Inc.'s bankruptcy proceedings, the receivables of this subsidiary were placed in the custody of the Trustee who is responsible for their liquidation.

                 (e)      Inventories:

                             Inventories are stated at the lower of cost
                 (first-in, first-out method) or market.

                 (f)      Property and Equipment:

                  (i) The cost of property and equipment is depreciated over the estimated useful lives of the related assets of 3 to 5 years. Depreciation is computed on the straight-line method for financial reporting purposes. Repairs and maintenance expenditures, which do not extend original asset lives, are charged to income as incurred.

                 (ii) The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Life Assets to be Disposed of". The statement required that the Company recognizes and measures impairment losses of long-lived assets to be disposed of. At March 31, 2001, the carrying value of the Company's other assets approximate their estimated fair value.

                 (g)      Research and Development Costs:

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

                (g)   Research and Development Costs: (Continued

                             The acquisition of Logic Labs centered on the
                 development of lighting products based on an application of a DC power supply (versus standard AC power) to drive industrial systems, this system is called Master Lite. At the time of the acquisition, Logic had filed initial patent applications and had initial laboratory prototypes of the product for a fluorescent system. The Company valued the acquisition at $7,901,000 ($3.00 per share of the Company's stock plus Logic's net worth) based upon management's assessment of the market potential for the then existing prototype application and of the potential for future product offerings based upon its designs as applied to lighting categories. Upon the acquisition of Logic, management determined that the product would require significant engineering and design expenditures and would require several years of development. During the development process, several design iterations have been generated and the Company has filed and received patents for these improvements to the original design. Due to these improvements and post acquisition developments in the lighting market, the Company has modified its original market concept. In addition, due to delays in regulatory review, the Company has modified its original view as to the value of the original designs purchased from Logic. Accordingly, the acquired net worth was deemed by management to have little or no future value and was written off to operations in fiscal 1998.

                 (h)      Deferred Financing Costs:

                             Direct costs incurred in connection with obtaining
                 financing have been capitalized and were being amortized over the term of the respective financing agreements. Amortization of deferred financing costs aggregating $60,000 and $89,000 in 2001 and 2000 was charged to operations.

                 (i)      Income Taxes:

                             The Company complies with Statement of Financial
                 Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financing accounting and reporting for income taxes. Deferred income tax assets are computed for differences between financial statement reporting and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on the enacted tax laws and rates in the periods in which differences are expected to affect taxable income. The principal asset and liability differences are depreciation and amortization of property and intangible assets, valuation allowances of accounts receivable and inventories, and utilization of the Company's tax loss carryforwards. Management has fully reserved the net deferred tax assets as it is not more likely than not that the deferred tax asset will be utilized in the future.

                 (j)      Loss Per Common Share:

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

                 (k)      Significant Adjustments:

                             In the opinion of management, all significant
                 adjustments, estimates and disclosures have been recorded and are an integral component of its consolidated financial statements.

                 (l)      Fair Value of Financial Instruments:

                             The Company adopted Statement of Financial
                 Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement requires that the Company recognize and measure impairment losses of long-lived assets to be disposed of. The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management has continued to evaluate its long-lived assets and does not believe any other assets have incurred any impairment and the amounts stated in the accompanying consolidated financial statements approximate their fair value.

NOTE 5 - INVENTORIES.

                             The components of the inventories in determining
                 the cost of sales are as follows:

                 Raw materials                                   $  1,785,000
                 Work-in-process                                      162,000
                 Finished goods                                       397,000
                                                                  -----------
                                                                    2,344,000
                 Allowance for obsolescence
                   and disposal                                     1,119,000
                                                                  -----------

                                                                  $ 1,225,000
                                                                  ===========



                             During fiscal 1999, the Trustee liquidated e2
                 Electronics, Inc.'s operations inventory and the proceeds from such liquidation, if any, are being held by the Trustee for distribution to the e2 Electronics, Inc.'s creditors.

                             The components of the inventories in determining
                 the cost of sales in 2000 and 1999 are as follows:


                                                          March 31,
                                               ------------------------------
                                                   2000              1999
                                               -----------       ------------
Raw materials                                   $2,290,000         $3,378,000
Work-in-process                                    740,000          1,780,000
Finished goods                                     553,000            907,000
                                               -----------       ------------
                                                 3,583,000          6,065,000
Allowance for obsolesence
  and disposal                                   1,980,000          5,231,000
                                               -----------       ------------

                                                $1,603,000         $  834,000
                                               ===========         ==========

                             In May 1999, the manufacturing segment sold for
                 $10,000 part of its obsolete raw material and work-in-process inventories whose cost was approximately $1,517,000. Management estimates that the remaining $1,119,000 allowance for obsolescence at March 31, 2001 is sufficient for the continuing operating segments to dispose of its obsolete and excess inventory and that this allowance reflects the sustained and measurable loss incurred due to the obsolescence of and the excess inventories.

                             During fiscal 1999, the Trustee liquidated this
                 operation's inventory and the proceeds from such liquidation, if any, are being held by the Trustee for distribution to the Petitioner's creditors.

NOTE  6 -  PROPERTY ASSETS.

                             Property assets consist of the following:

                 Machinery and equipment                              $ 63,800
                 Furniture and fixtures                                120,300
                 Leasehold improvements                                106,500
                                                                      --------
                                                                       290,600
                 Less:  Accumulated depreciation
                          and amortization                             117,200
                                                                      --------

                                                                      $173,400
                                                                      ========


                             Depreciation charged to operations in fiscal 2001
                 and 2000 was $60,200 and $135,600, respectively. During the year ended March 31, 2000, the Company's landlord terminated the lease for its premises in Hudson, N.H. resulting in the write-off of its unamortized leasehold costs of $109,000. Management and the landlord subsequently agreed to allow the Company to remain in its facility until April 2000 at which time the Company moved to its new leased facility in Amherst, N.H. (See Note 11).

NOTE 7 - FINANCING.

(a)      Revolving Lines of Credit:

                             In November 1998, the Company entered into a
                 revolving line of credit with a major stockholder. At March 31, 2000, $6,725,000 was outstanding under this facility. Through March 31, 2001, the stockholder advanced an additional $2,500,000 under the facility which aggregates to $9,225,000 outstanding at March 31, 2001. Since the Company has not made the required monthly stated interest payments of 10%, the rate by the terms of the agreement is automatically increased to 15%. Accrued interest of $2,221,000 is outstanding at March 31, 2001. The average outstanding debt under the facility was $7,975,000 and $6,325,000 during fiscal 2001 and 2000, respectively. Interest charged to operations was $1,244,000 in fiscal 2001 and $794,000 in fiscal 2000 at an average interest rate of 15%. The outstanding principal and accrued interest thereon are collateralized by all of the Company's assets. Warren and Logic have guaranteed this indebtedness and have pledged their assets as collateral for the outstanding principal and accrued interest outstanding. Additionally, at the holder's option, the principal outstanding indebtedness is convertible into the Company's Common Stock at $0.55 per share for $4,225,000 of the obligation, $0.20 per share for $1,050,000 of the obligation, $0.14 per share for $250,000 of the obligation and $0.10 per share for $3,700,000 of the obligation.

                 (b)      Long-Term Debt:

                             Long-term debt is comprised of the following:

                 Commonwealth of Pennsylvania
                     Department of Commerce Bonds (i):
                   Machinery and equipment                            $ 323,300
                   Capital loan fund                                     27,600

                 Subordinated notes (ii)                              1,012,500

                 Convertible subordinated notes (iii)                   256,200

                 Other notes payable                                    300,000
                                                                      ---------

                                                                      1,919,600
                 Less:  Portion currently payable                     1,665,300
                                                                      ---------

                                                                      $ 254,300
                                                                      =========

                 (i)      In 1995, a subsidiary, which is in bankruptcy (see
                          Note 2), entered into two loan agreements for an aggregate of $700,000 which was used to acquire property assets. The Company has assumed these obligations payable to the Commonwealth of Pennsylvania and certain of the assets which the funds were used to acquire.

                 (ii) Commencing in February 1996 through October 1996, e2 Electronics, Inc. ("e2 Electronics") sold securities in a private placement consisting of 10% interest bearing subordinated notes and warrants to acquire shares of the e2 Electronics' Common Stock at $4.00 per share. No value was assigned to the warrants. Upon the recapitalization by the Company of e2 Electronics, the subordinated debt became obligations of the Company and the warrants were issued for shares in the Company's Common Stock at $4.00 per share. The Company received $1,637,500 in proceeds from the offering before costs related to the offering. Certain note holders converted their debt into the Company's Common Stock in the amount of $6,200 for 1,550 common shares during fiscal 2000. The holders of the notes, aggregating $1,012,500 at March 31, 2001, are due interest aggregating $589,000 at March 31, 2001.

                 (iii) In December 1997, a subsidiary issued two convertible subordinated notes aggregating $256,000 to a corporate stockholder of the Company. The 10% interest bearing notes, which were due and payable in December 1998, remain outstanding at March 31, 2001. The notes and accrued interest thereon aggregating $85,000 (March 31, 2001) are collateralized by all of this subsidiary's assets and, at the holder's option, are convertible into the Company's Common Stock at $3.00 per share. The noteholder also paid $65,000 for warrants to acquire 32,500 shares of the Company's Common Stock for no additional consideration.

                             The Company is in violation of several covenants of
                 its various debt agreements at March 31, 2001. Under the terms of the debt agreements, the covenant violations accelerate principal repayment and the entire amounts outstanding are due and payable immediately. Some of the debt holders had commenced actions against the Company seeking payment. The actions were resolved by the Company agreeing to make installment payments to the creditors.

                             Future aggregate maturities on long-term debt at
                 March 31, 2001 are as follows:

                      Years Ending
                        March 31,
                      -------------
                          2002                               $1,665,309
                          2003                                  101,527
                          2004                                  106,722
                          2005                                   46,062
                                                             ----------

                                                             $1,919,620
                                                             ==========

NOTE  8 -  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                             Accrued expenses and other current liabilities are
comprised of the following:

Payroll and commissions                                           $  445,700
Vacation pay                                                          60,600
Payroll taxes and fringe benefits                                     94,900
Professional fees                                                    186,200
Interest                                                           3,157,600
Warranty reserve                                                      41,600
Other                                                                180,000
                                                                 -----------

                                                                  $4,166,600
                                                                 ===========


NOTE  9 -  INCOME TAXES.

                             The deferred tax benefit results from differences
                 in recognition of expenses for tax and financial reporting purposes and for minimum tax provision of the various state and local taxing authorities where the Company and its subsidiaries are subject to tax. The Company has deferred tax assets consisting of the following temporary differences:


                                                                                 March 31,
                                                                    --------------------------------
                                                                        2001                 2000
                                                                    -----------          -----------
Net operating loss carryforward                                     $10,215,000          $ 8,993,000
Inventory obsolescence allowance                                        392,000              614,000
Allowance for doubtful accounts                                          19,000              299,000
Intangible assets                                                       910,000              963,000
Other                                                                    47,000               47,000
                                                                    -----------          -----------
                                                                     11,583,000           10,916,000

Less:  Valuation allowance                                         ( 11,583,000)        ( 10,916,000)
                                                                    -----------          -----------

Net deferred tax asset                                             $      -             $       -
                                                                    ===========          ===========



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

                             The difference between income taxes computed using
                 the statutory federal income tax rate and the rate shown in the financial statements are summarized as follows:


                                                                 For The Years Ended March 31,
                                                     ------------------------------------------------------
                                                         2001            %              2000             %
                                                    -------------      -----        ------------       -----
Loss before income taxes                             ($6,568,000)                   ($5,076,000)
                                                     ============                   ============
Computed tax benefit
  at statutory rate                                  ($2,233,000)      (34.0)       ($1,726,000)       (34.0)

Non-deductible portion
  of compensatory element of
  common stock issuances:
    Research and development                                -             -                -              -
    Compensation for services                               -             -                -              -
  Goodwill                                                  -             -                -              -
  Finance charges                                         31,000         0.5             31,000          0.6
  Interest on convertible debt                           799,000        12.1            280,000          5.5

Other                                                      5,000         0.1              5,000          0.1

Reserve for operating loss
  carryforward tax asset                               1,398,000        21.3          1,410,000         27.8
                                                   -------------      ------       ------------       ------

Income tax benefit                                       $ -              -             $ -              -
                                                   =============      ======       ============       ======




                             The net operating loss carryforwards at March 31,
                 2001 expire as follows:

                            2010                        $   905,000
                            2011                          1,959,000
                            2012                          1,676,000
                            2013                          7,444,000
                            2014                          6,164,000
                            2015                          7,546,000
                            2016                          3,491,000
                                                        -----------

                                                        $29,185,000
                                                        -----------


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

NOTE 10 - CAPITAL.

                 (a)      Redeemable Common Stock:

                             As part of the purchase agreement for the
                 acquisition of the net assets of Charter Technologies, Inc., certain creditors of Charter were holders of redeemable Common Stock of the Company, valued at $419,000. In 1998, the Company settled with these creditors for $141,00 in cash, warrants to acquire 303,043 shares of the Company's Common Stock for no consideration (all of which are outstanding at December 31, 1999), and warrants to acquire 95,000 shares of the Company's Common Stock at $3.00 per share (all of which are outstanding at March 31, 2001) as full payment for the Company's redeemable Common Stock.

                 (b)      Common Stock:

                             In March 5, 1998, an individual acquired 333,333
                 shares of the Company's Common Stock for cash of $3.00 per share. In April 1998, this individual purchased additional shares and warrants to acquire the Company's Common Stock for $6,000,000 in cash before offering costs. Of the 2,163,334 common shares acquired in April 1998, 163,333 are to be issued to a consultant for his advisory services in connection with the sale of the securities. The purchaser also received warrants to acquire an additional 100,000 common shares at $3.00 per share. In November 1998, the Company gave this individual additional rights to avoid dilution of his ownership of the issued and outstanding or issuable shares of the Company's Common Stock. This individual had loaned the Company $6,725,000 at March 31, 2000 (see Note 7). This person has the option to convert the debt outstanding at March 31, 2001 into approximately 27,432,000 shares of the Company's Common Stock.

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

                             In fiscal 1997, 1998 and 1999, the Company sold
                 7,300,000 warrants at $1.00 each and 788,434 at $3.00 each aggregating $9,665,000 prior to related offering costs. Each warrant allowed the holder to convert the warrant into a like number of the Company's common shares for no additional consideration. Through March 31, 2001, 7,976,434 warrants have been converted into a like number of the Company's common shares.

                             In fiscal 1996 and 1997, the Company raised
                 $1,638,000 before offering costs through private placements of its convertible notes of $1,638,000 and cashless warrants to acquire 409,395 common shares at $4.00 per share. Through March 31, 2001, $719,000 of convertible debentures and accrued interest have been converted into 179,700 shares of the Company's Common Stock.

                             The Company employed the services of placement
                 agents, consultants and investment bankers to assist in and to render advise with respect to the sale of its Common Stock and warrants. One of the consultants agreed to accept 163,333 shares, of the Company's Common Stock as compensation for its services. Although those shares have not actually been issued, they are reflected in accompanying financial statements as issued and outstanding.

                             An investment banker was granted for its financial
                 services rendered, warrants to acquire (i) 493,034 shares of the Company's Common Stock at $1.00 per share, (ii) 78,843 shares of Common Stock at $3.00 per share and in addition, 90,000 shares of the Company's Common Stock valued at $1.00 per share issued through March 31, 2001. The warrants remain outstanding at March 31, 2001.

NOTE 11 -  COMMITMENTS AND CONTINGENCIES.

                 (a)      Leases:

                             As of March 31, 2001, the Company is a lessee under
                 an operating real property lease for its manufacturing, warehouse and office facility in Amherst, N.H. The lease is for five years expiring in April 2005. Amortizing, future rent payments on a straight-line basis over the life of the lease resulted in a deferred rent liability of $14,478 at March 31, 2001.

                             Minimum future rentals under the noncancellable
                 operating lease at March 31, 2001 are as follows:

                           Years Ending
                             March 31,
                           ------------
                               2002                                  $168,065
                               2003                                   176,100
                               2004                                   184,135
                               2005                                   192,170
                               2006                                    16,070
                                                                 ------------
                       Total minimum future
                          rental payments                            $736,540
                                                                 ============


                             Rent expense was $95,323 and $69,487 for the years
                 ended March 31, 2001 and 2000, respectively.

                 (b)      Litigation:

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

                 (ii ) The Company, e2 Electronics, two former officers, a stockholder of the Company, the Company's investment bankers and its general corporate counsel as well as other parties are named defendants in a lawsuit filed in Middlesex Superior Court in Cambridge, Mass. in June 1997 by Inverness Corporation and Menotomy Funding, LLC. The plaintiffs allege breach of contract and a variety of other causes of action relating to the alleged failure of the Company to honor certain stock warrants. In late 1996 a defendant, EAC Acquisition I Corporation ("EAC"), was formed by the Company's investment bankers for the sole purpose of acquiring assets of a troubled corporation located in Billerica, Mass. The parties intended that EAC, whose President was a former officer of the Company would acquire the assets of the business and then manage its operations in an effort to make it a viable concern. As part of the transaction, plaintiffs sold the entire assets to EAC for a short-term note aggregating $1,640,442.

                 (ii)     (Continued)

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

                           The Company is not able to estimate its potential liability in any of the above actions although management believes that these matters are without merit, and accordingly, no reserves for potential liabilities have been provided for either of these actions.

NOTE 12 -  SEGMENT INFORMATION.

                             The Company's operations are comprised of its
                 lighting manufacturing and power system equipment manufacturing segments. Set forth below are sales, operating losses, research and development costs, depreciation and identifiable assets of the segments in thousands.


                                                         Power
                                          Lighting      Systems       Company
                                          --------      -------       -------
For the year ended March 31, 2001:
  Net sales                                  $  8        $6,068        $6,068
  Operating loss                              442         2,357         2,799
  Depreciation                                 -             60            60
  Research and development                    321           255           576
  Identifiable assets                         105         2,003         2,108

For the year ended March 31, 2000:
  Net sales                                  $ 35        $7,389        $7,424
  Operating loss                              745         2,415         3,160
  Depreciation                                 -            136           136
  Research and development                    516           300           827
  Identifiable assets                          84         3,138         3,222

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

         Listed below are the Company's executive officers and directors whose terms expire at the next annual meeting of shareholders:

                                                                                          DATE
                                                                            TERM OF   DIRECTORSHIP
NAME                             POSITION                          AGE   DIRECTORSHIP  COMMENCED
----                             --------                          ---   ------------  ---------
Primo Ianieri                    Director (Chairman)               66         (1)      April 1994
                                 & Secretary

Peter Bordes, Jr.                Director                          38         (1)       July 1995

Jonathan Scott Harris            Director, President and           44         (1)    October 2000
                                 Chief Executive Officer

Michael J. Smith                 Director, Chief Financial         41         (1)       July 1999
                                 Officer and Executive
                                 Vice President

Philip A. Pascarelli, Jr.        Director                          35         (1)    October 2000

--------------------------------------------------------------------------------
All members of the Board of Directors serve for a one (1) year term or until their successors shall have been appointed.

         Set forth below is a brief background of the executive officers and directors of the Company, based on information supplied by them.

PRIMO IANIERI, 66, co-founded the Company in April 1994. He is the founder and sole owner of Key International, Inc., and the Chairman of the Boards of Directors of both the Company and Key International, Inc. He is a graduate of Lehigh University where he received a Bachelor of Science degree in engineering and business. He received a Masters Degree in Marketing from Farleigh Dickinson University. In 1968, Mr. Ianieri and a partner formed Key International, Inc. to fulfill a need in the pharmaceutical and food industries whereby process equipment could be offered on a short cycle time in order for these companies to enter the market on an accelerated basis.

PETER BORDES, JR., 38, became a director of the Company in 1995. In 1995, Mr. Bordes became Principal of Mason Cabot, LLC, an investment banking and research boutique. From November, 1994 through December 1995, Mr. Bordes was employed at Stires and O'Donnell, Inc. Mr. Bordes also serves as a director of other publicly held companies.

JONATHAN SCOTT HARRIS, 44, became a Director in October 2000, and President and Chief Executive Officer of the Company in February 2000. Mr. Harris has extensive management and supervisory experience in the technology sector, including oversight of marketing and sales divisions and cost and inventory control programs. Mr. Harris is a graduate of the Air Force Academy where he received a Bachelor of Science degree in Electrical Engineering. Mr. Harris also holds a Masters in Business Administration from Purdue University. Previously, Mr. Harris served as Director of Operations for Bell Atlantic and as Vice President of Operations for Mastec, a telecommunications and utility contractor.

MICHAEL J. SMITH, 41, became a Director of the Company in March 1999, and Chief Financial Officer and Executive Vice President in February 2000. From January 25, 2000 to February 21, 2000, Mr. Smith served as President, Interim Chief Executive Officer and Interim Chief Financial Officer. Mr. Smith has over fourteen years of experience in the securities industry specializing in finance for middle market and emerging growth companies. Previously, Mr. Smith served as an investment banker for Brill Securities, a New York investment firm, as President of Stanhope Capital, Inc., a New York venture capital firm, and as Managing Director of Condor Ventures, Inc. a Connecticut based venture capital firm. In addition, Mr. Smith has served as an outside business consultant to numerous private emerging growth companies and presently serves on the board of directors of TREEV, Inc. (Nasdaq: TREV), a provider of integrated document management software solutions.

PHILIP A. PASCARELLI, JR., 35, became of Director of the Company in October 2000. Mr. Pascarelli has been in the securities industry for over eight years, and is currently a Managing Director for Investment Banking at Brill Securities, a New York investment firm. Mr. Pascarelli specializes in technology based companies and consults in the areas of capital formation, joint ventures, mergers and acquisitions. Mr. Pascarelli currently serves on the board of directors of several private companies.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of the copies of such forms furnished to the Company, the absence of a Form 3, 4 or 5 or written representations that no Forms 5 were required, the Company believes that, during fiscal year 2001, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements except as follows: Peter Bordes, Jr., Michael J. Smith, Jonathan Scott Harris, Philip
A. Pascarelli, Jr., and Primo Ianieri each filed a Form 3 more than ten days after the effective date of the Company's Form 10SB12G; the Company did not receive copies of Section 16(a) forms from Horace T. Ardinger, Jr. and Robert Smallwood. Mr. Smallwood ceased to be a director of the Company on January 29, 2001.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain summary information with respect to the compensation paid to the Company's President and Chief Executive Officer and top compensated officers of the Company for services rendered in all capacities to the Company for the fiscal years ended March 31, 2000 and 2001:

SUMMARY COMPENSATION TABLE

     Name and               Fiscal Year
     Principal                Ended                                                          All Other
     Position               March 31,             Salary       Bonus        Options        Compensation
     --------               ---------             ------       -----        -------        ------------
Scott Harris(1),               2001              $150,000       None          None             None
President and Chief            2000              $15,577        None        200,000            None
Executive Officer

--------------------
         The Company had no other executive officers whose total annual salary and bonus exceeded $100,000 for such fiscal years.

         (1) Mr. Harris commenced employment with the Company on February 21, 2000. Pursuant to his employment contract with the Company, Mr. Harris is to receive an annual base salary of $150,000 to be augmented by certain bonus provisions. In addition, Mr. Harris was granted 200,000 options to purchase shares of Common Stock on or about April 5, 2001 and on each anniversary thereafter. The options will vest incrementally over a three year period subsequent to the date of each grant. For the full text of the contract, please see the Company's Form 10-SB filed March 9, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth as of March 31, 2001; information concerning the names, addresses, amount and nature of beneficial ownership and percent of such ownership with respect to (1) each person, or group known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock; (2) each officer and director of the Company; and (3) all officers and directors of the Company as a group.

      Two companies affiliated with each other claim to hold warrants to purchase 1,350,000 shares of the Company's Common Stock at an exercise price of $2.01 per share. The Company disputes the validity of the warrants and is litigating the matter. (see Legal Proceedings herein below and Note 11 to Financial Statements)

                                     Amount and
                                     Nature of
                                     Beneficial
Name and Address                     Ownership (1)          Percent of Class
----------------                     ----------             ----------------
Peter Bordes, Jr..................   3,163,887(2)                17.5%(3)
140 West 79 Street
Apartment 4B
New York, NY  10004

Jonathan Scott Harris.............           0(4)                 0.0%
c/o Elgin Technologies, Inc.
10 Columbia Drive
Amherst, NH 03031

Primo Ianieri.....................   3,315,685(5)                19.0%
c/o Key International, Inc.
480 Route 9
Englishtown, NJ  07726

Michael Smith......................     40,000(6)                 0.2%
c/o Elgin Technologies, Inc.
10 Columbia Drive
Amherst, NH 03031

Philip A. Pascarelli, Jr............   208,333(7)                 1.2%
c/o Elgin Technologies, Inc.
10 Columbia Drive
Amherst, NH 03031
-------------------------------------------------------------------------------------
All Officers and Directors

 as a Group (5 persons)............  6,727,905                   37.3%(3)
-------------------------------------------------------------------------------------

Horace T. Ardinger, Jr............. 55,871,774(8)                79.5%(9)
9040 Governor's Row
Dallas, TX 75356

Robert C. Smallwood................  1,406,695                    8.1%
751 Miller Drive, S.E.
Leesburg, VA  22075

---------------------
(1) In accordance with the rules of the Securities and Exchange Commission, amounts include shares of Common Stock issuable upon the exercise of warrants and/or other convertible securities currently exercisable, or exercisable or convertible within sixty (60) days.

(2) Includes 90,000 shares and 571,887 cashless warrants to purchase shares of the Company's Common Stock held by Mason Cabot Holdings, Ltd., of which Mr. Bordes is a principal.

     Includes 150,000 shares held by Mr. Bordes' father's estate.

     Includes 152,000 shares held by Greater Media, Inc., of which Mr. Bordes' father was a control person.

(3) Percentage is based on 18,035,187 shares of Common Stock which would be the total number of shares outstanding upon the conversion of certain warrants held by Mason Cabot Holdings, Ltd. Mr. Bordes' present ownership of Common Stock issued and outstanding is 2,592,000 shares or 14.8%.

(4) Pursuant to the terms of Mr. Harris' employment agreement, Mr. Harris was granted 200,000 options to purchase shares of Common Stock on or about April 5, 2001 and will be granted an equal number of options on each anniversary thereof. The options will vest incrementally over a three year period subsequent to the date of each grant.

(5)  Includes 95,586 shares held by Mr. Ianieri's children.
     Includes 299,510 shares Mr. Ianieri holds in nominee for William Mosconi.

(6) Includes 30,000 shares held by Go Fish, of which Mr. Smith is a control person.

(7)  Includes 45,000 shares held by Mr. Pascarelli's father.

(8)  Includes 250,000 shares held by Mr. Ardinger's wife.
     Includes a Secured Note Payable (as amended) (the "Note") issued by the Company, which as of March 31, 2001 totaled $9,225,000. The Note is convertible at any time, at the holder's option, into shares of the Company's Common Stock at $0.55 per share for $4,225,000 of the obligation, $0.20 per share for $1,050,000 of the obligation, $0.14 per share for $250,000 of the obligation, and $0.10 per share for $3,700,000 of the obligation.

     In connection with loans he has made to the Company, Mr. Ardinger holds 534,000 warrants to purchase shares of the Company's Common Stock at $0.55 per share and 300,000 warrants to purchase shares of the Company's Common Stock at $3.00 per share.

(9) Percentage is based on 70,251,741 shares of Common Stock which would be the total number of shares outstanding upon the conversion by Mr. Ardinger of certain warrants, as well as the full conversion of that certain Secured Note Payable. Mr. Ardinger's present ownership of Common Stock issued and outstanding is 3,083,333 shares or 17.7%.

(b)   CHANGES IN CONTROL.

      NONE

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTIONS

         As discussed under Part II, Items 5, 6 and 7, and Part III, Item 11, Horace T. Ardinger is currently the chief source of operating capital for the Company. He has invested in the Company through a number of loans and stock purchases. In connection with these loans and investments, the Company has entered into the Ardinger Credit Documents pursuant to which Mr. Ardinger has, as of March 31, 2001, the ability to convert the principal sum of Nine Million Two Hundred Twenty Five Thousand Dollars ($9,225,000) in debt into equity, which would result in his beneficial ownership of 79.5% of the outstanding shares of the Company's Common Stock. As discussed elsewhere in this Form 10-KSB, Mr. Ardinger holds security interests in substantially all the assets of the Company. Mr. Ardinger also has the right to have himself or his designee elected to one (1) seat on the Board of Directors of the Company.

         Mr. Ardinger purchased in the ordinary course of business, lighting products from the Company to be used in a Company testing facility. The transaction is valued at under $10,000.

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

         (a) ITEMS FILED AS PART OF REPORT

                  1.  Financial Statements

                  The financial statements of the Company as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-KSB are hereby incorporated by reference.

                  2.  Exhibits

                  The exhibits listed under Item 13(c) are filed as part of this Form 10-KSB.

         (b) REPORTS ON FORM 8-K

                       The Company filed a current report on Form 8-K dated February 13, 2001, to report under Item 5 (Other Events) that:

                           1. The Company's Board of Directors had voted to approve an issuance of 25,313 warrants to certain holders of convertible subordinated notes who agreed to extend the maturity date of their Notes to January 2, 2002.

                           2. The Company's shareholders' at the annual shareholders' meeting approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from Sixty Million (60,000,000) shares to One Hundred Million (100,000,000) shares and that the shareholders elected five directors: Peter Bordes, Jr., Jonathan Scott Harris, Primo Ianieri, Philip A. Pascarelli, Jr., and Michael J. Smith, to serve as Directors of the Company for terms expiring in 2002.

         (c) EXHIBITS

             EXHIBIT
             NUMBER  NOTES    DESCRIPTION
             ------  -----    -----------
              3.1    10-SB*   Articles of Incorporation and amendments
                              thereto

              3.2    10-SB*   By-Laws

              9.1    10-SB*   Stockholders Agreement dated as of October
                              10, 1997 by and among Primo Ianieri, Richard
                              L. Audet, Dianne Toner, Michael Ianieri,
                              Deborah Antipin and Valerie Ianieri.

              9.2    10-SB*   Voting Agreement dated as of April 1, 1998
                              by and among Elgin e2, Inc., Mason Cabot
                              Holdings, Inc., Horace T. Ardinger, Jr.,
                              Primo Ianieri, Peter Bordes and their
                              spouses.

              10.1   10-SB*   Secured Revolving Credit Agreement dated as
                              of November 13, 1998 by and between Elgin
                              Technologies, Inc. and Horace T. Ardinger,
                              Jr.

              10.2   10-SB*   Convertible Revolving Promissory Note dated
                              as of November 13, 1998, made by Elgin
                              Technologies, Inc. in favor of Horace T.
                              Ardinger, Jr.

              10.3   10-SB*   Agreement dated as of January 25, 2000 by
                              and between William Mosconi and Elgin
                              Technologies, Inc., e2 Electronics, Inc.,
                              Logic Laboratories, Inc., Warren Power
                              Systems, Inc., and William Mosconi,
                              concerning the resignation of William
                              Mosconi.

              10.4   10-SB*   Employment Agreement dated as of February
                              21, 2000 by and between Jonathan Scott Harris and
                              Elgin Technologies, Inc.

              21     00/K**   List of Subsidiaries of the Registrant.

------------------
*SEE Form 10SB12G filed with the Securities and Exchange Commission March 9,
2000.
**SEE Form 10KSB filed with the Securities and Exchange Commission on July 14, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELGIN TECHNOLOGIES, INC.
    (Registrant)


Date: July 13, 2001


By:   /s/ MICHAEL J. SMITH
      --------------------
      Name:  MICHAEL J. SMITH
      Title:  EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER