Form 10QSB
period 2001-06-30
ELGIN TECHNOLOGIES INC
filed 2001-08-14
CIK 1107947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                         Commission File Number 0-30732
     -----------------------------------------------------------------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes |X| No |_|

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date

Voting Common Stock, $.000833 par value per share - 17,463,300 shares as of June 30, 2001.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  June 30, 2001

I N D E X

PART I FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS (Unaudited):

     Consolidated Balance Sheets as at June 30, 2001 (Unaudited) and March 31, 2001

     Consolidated Statements of Operations
      For the Three Months Ended June 30, 2001 and 2000 (Unaudited)

     Consolidated Statements of Changes in Capital Deficiency
      For the Three Months Ended June 30, 2001 (Unaudited) and for the Years Ended March 31, 2001 and 2000

     Consolidated Statements of Cash Flows
      For the Three Months Ended June 30, 2001 and 2000 (Unaudited)

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                   A S S E T S

                                                                  June 30,           March 31,
                                                                    2001               2001
                                                                ------------       ------------
                                                                 (Unaudited)
Currents assets:
  Cash                                                          $     26,799       $    105,882
  Accounts receivable, less allowances for
    doubtful accounts and customer deductions                        573,980            498,024
  Inventories, at cost, less allowances for
    obsolescence, excess quantities and valuation                  1,476,311          1,225,230
  Prepaid expenses and other current assets                           43,667             78,706
                                                                ------------       ------------
        Total current assets                                       2,120,757          1,907,842
                                                                ------------       ------------

Property assets, net of accumulated depreciation                     196,104            173,374
                                                                ------------       ------------

Security deposits and other assets                                    26,349             26,349
                                                                ------------       ------------

                                                                $  2,343,210       $  2,107,565
                                                                ============       ============

                        LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
  Secured Note Payable                                          $  9,225,000       $  9,225,000
  Current maturities of long-term debt                             1,669,836          1,665,309
  Due to affiliates                                                  155,734            155,734
  Accounts payable                                                 1,676,225            902,224
  Pre-petition liabilities                                         1,012,000          1,012,000
  Accrued expenses and other current liabilities                   4,565,552          4,166,572
                                                                ------------       ------------
        Total current liabilities                                 18,304,347         17,126,839
                                                                ------------       ------------

Deferred rent                                                         12,967             14,478

Long-term debt                                                     1,918,187          1,919,620
Less:  Current maturities                                          1,669,836          1,665,309
                                                                ------------       ------------
        Total long-term debt                                         248,351            254,311
                                                                ------------       ------------

Capital deficiency:
  Common stock, $.000833 par value
    Authorized - 100,000,000 shares
    Issued - 17,463,300 shares at June 30, 2001
    Issued - 17,463,300 at March 31, 2001                             14,546             14,546
  Additional paid-in capital                                      42,385,993         42,385,993
  Accumulated deficit                                            (58,622,994)       (57,688,602)
                                                                ------------       ------------
        Total capital deficiency                                 (16,222,455)       (15,288,063)
                                                                ------------       ------------

                                                                $  2,343,210       $  2,107,565
                                                                ============       ============

            See notes to consolidated condensed financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For the Three
                                            Months Ended
                                              June 30,
                                  -------------------------------
                                      2001               2000
                                  ------------       ------------
Net sales                         $  2,466,428       $  2,156,589
Cost of sales                        2,220,023          2,168,087
                                  ------------       ------------
Gross margin                           246,405            (11,498)
                                  ------------       ------------

Operating expenses:
  Selling                               99,658            158,723
  Research and development             142,653            187,725
  General and administrative           536,486            595,908
                                  ------------       ------------
Total operating expenses               778,797            942,356
                                  ------------       ------------

Loss from operations                  (532,392)          (953,854)
                                  ------------       ------------

Other expenses:
  Interest                             402,000          1,325,314

Net loss                             ($934,392)       ($2,279,168)
                                     =========        ===========

Net loss per common share               ($0.05)            ($0.13)
                                        ======             ======

Weighted average number of
  shares outstanding                17,463,300         17,591,601
                                    ==========         ==========

            See notes to consolidated condensed financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

       CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

              FOR THE THREE MONTHS ENDED JUNE 30, 2001 (Unaudited)
                      AND FOR THE YEAR ENDED MARCH 31, 2001

                                                Common Stock
                                         --------------------------
                                            Number                        Additional                             Total
                                              of                           Paid-in         Accumulated          Capital
                                            Shares          Amount         Capital           Deficit           Deficiency
                                         -----------       --------       -----------      ------------       ------------
Balance at March 31, 2000                 17,591,601       $ 14,653       $40,035,886      ($51,120,688)      ($11,070,149)
Interest on convertible debt                      --             --         2,350,000                --          2,350,000
Cancellations due to settlements            (128,301)          (107)              107                --                 --
Net loss for the year                             --             --                --        (6,567,914)        (6,567,914)
                                         -----------       --------       -----------      ------------       ------------

Balance at March 31, 2001                 17,463,300         14,546        42,385,993       (57,688,602)       (15,288,063)
                                         ===========       ========       ===========      ============       ============

Net loss for the three months ended
 June 30,2001 (unaudited)                         --             --                --          (934,392)      ($   934,392)
                                         -----------       --------       -----------      ------------       ------------

Balance at June 30, 2001                  17,463,300         14,546        42,385,993       (58,622,994)       (16,222,455)
                                         ===========       ========       ===========      ============       ============

            See notes to consolidated condensed financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Cash flows from operating activities:
  Net loss                                             ($934,392)      ($2,279,168)
                                                     -----------       -----------
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Deferred Rent                                         (1,512)
    Accrued interest on debt                             388,198           283,175
    Depreciation and amortization                         17,828            38,366
    Provision for inventory obsolescence                (200,035)         (209,863)
    Interest on convertible debt                               0         1,000,000
    Provision for doubtful accounts                         (500)          (30,902)
    Increase (decrease) in cash flows as
        a result of changes in assets and
        liabilities and account balances:
      Accounts receivable                                (75,456)         (451,960)
      Inventories                                        (51,046)          455,804
      Prepaid expenses and other current assets           35,039            38,548
      Deposits and other assets                                0            84,620
      Accounts payable                                   774,001           285,342
      Accrued expenses and other liabilities              10,783           (96,044)
                                                     -----------       -----------
  Total adjustments                                      897,300         1,397,086
                                                     -----------       -----------

Net cash used in operating activities                    (37,092)         (882,082)
                                                     -----------       -----------

Cash flows used in investing activities:
  Property assets                                        (40,558)         (168,675)
                                                     -----------       -----------

Cash flows from financing activities:
    Payment of long term debt                             (1,433)
    Proceed from secured note payable                                    1,000,000
    Proceeds from (repayment of) debt                          0                --
                                                     -----------       -----------
Net cash provided by financing activities                 (1,433)        1,000,000
                                                     -----------       -----------

Net decrease in cash                                     (79,083)          (50,757)

Cash at beginning of year                                105,882           144,839
                                                     -----------       -----------

Cash at end of period                                $    26,799       $    94,082
                                                     ===========       ===========

                 See notes to consolidated condensed financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                   For the Three
                                                                   Months Ended
                                                                     June 30,
                                                              ------------------------
                                                                2001            2000
                                                              --------      ----------
Supplemental Disclosures of Cash Flow Information:
  Cash payments for:

    Interest expense                                          $  2,891      $       --
                                                              ========      ==========

    Income taxes                                              $     --      $       --
                                                              ========      ==========

Supplemental Schedules of Non Cash Financing Activities:

Conversion for debt to equity                                 $     --      $       --
                                                              ========      ==========

Interest on convertible debt                                  $     --      $1,000,000
                                                              ========      ==========

            See notes to consolidated condensed financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                  AS AT JUNE 30, 2001 AND FOR THE THREE MONTHS
                    ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

NOTE 1 - REALIZATION OF ASSETS - GOING CONCERN.

            The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred substantial operating losses in each of its segments for the year ended March 31, 2001 and three months ended June 30, 2001. Management on June 1, 1998 placed its contract engineering division of its telecommunications segment into voluntary liquidation when management caused a filing under Chapter 7 of Title 11 of the United States Bankruptcy Code for its wholly-owned subsidiary, e2 Electronics, Inc. ("e^2 Electronics"). The Court appointed a trustee who is liquidating the assets of e^2 Electronics for the benefit of its creditors.

            The accompanying consolidated financial statements reflect a working capital deficiency of $15,219,000 and $16,184,000 at March 31, 2001 and June 30, 2001, respectively, of which $1,012,000 is attributable to the net obligations of e^2 Electronics. Upon the conclusion of the liquidation of e^2 Electronics, the capital deficiency at June 30, 2001, will decrease by the forgiveness of the net indebtedness of e^2 Electronics of $1,012,000. For the three months ended June 30, 2001, the Company incurred losses from operations of $934,000 ($0.05 per share). The Company's primary source of cash has been the sale of its securities and loans from a related party.

            The Company and/or its continuing subsidiaries are defendants in a number of legal actions, some of which, should the plaintiffs prevail, would have a serious adverse effect on the Company's financial condition.

            The substantial operating losses of the Company incurred through and subsequent to June 30, 2001, and the Company's limited ability to obtain financing other than from a stockholder raises substantial doubt concerning the ability of the Company to realize its assets and pay its obligations as they mature in the ordinary course of business. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE 2 - BANKRUPTCY PROCEEDINGS - CHAPTER 7.

            On June 1, 1998, management filed a petition for its wholly owned subsidiary, e^2 Electronics, Inc. ("e^2 Electronics"), under Chapter 7 of Title 11 (a liquidation) of the United States Bankruptcy Code in the Western District of Pennsylvania of the United States Bankruptcy Court (the "Court"). The Petitioner sought to have the court liquidate its assets and disburse the proceeds therefrom to its creditors for which the Court appointed a Trustee. The results of operations of e^2 Electronics, after the filing, are not included in the accompanying consolidated financial statements because operations were conducted by the Court-appointed Trustee and all of e^2 Electronics' records were transferred to the Trustee, and were not available for audit.

            On May 30, 2000, the Bankruptcy Trustee for e^2 Electronics filed a Complaint to Avoid Fraudulent Transfer, to obtain Turnover of Property of the Estate, Equitable Subordination and Injunctive Relief in the Bankruptcy Court against Warren Power Systems, Inc., the Company and DC&A Partners, Inc. However, the deadline for the defendants to answer the Complaint has been continued generally to give the parties an opportunity to negotiate for a cost-effective resolution of the Complaint by compromise and settlement, if possible. To that end, the Trustee propounded discovery requests, including interrogatories and requests for the production of documents, which defendants Warren Power Systems, Inc. and the Company have answered in detail. After the Trustee completes his due diligence with respect to a possible settlement, the parties will negotiate in earnest. The next status conference with the Bankruptcy Court is scheduled to be held on September 10, 2001.

            Several years before e^2 Electronics' Chapter 7 bankruptcy filing in June of 1998, e^2 Electronics issued a secured promissory note to Star Bank, N.A., an institutional lender. The note was secured by, inter alia, certain assets of e^2 Electronics that have an aggregate historical cost value of $915,000. In early 1998, the Star Bank note was approaching maturity. The principal and interest due under the note at that time totaled $528,000. The Company did not want e^2 Electronics to fully pay and discharge Star Bank's secured note because it wanted to maintain the validity of the security interest so that other creditors of e^2 Electronics could not establish senior liens over the assets. Similarly, the Company did not want to purchase the Star Bank note itself because it was concerned that such a purchase of the parent company of the debtor would allow a third party creditor to challenge the validity of the security interest. Accordingly, the Company proposed to its investment bankers that they purchase the Star Bank note and security interest over e^2 Electronics' assets. Accordingly, the investment bankers, who had a substantial investment and interest in the Company, caused DC&A Partners, Ltd., a corporation that they controlled, to purchase the Star Bank note and related security interest from Star Bank at par, making DC&A the holder of the secured lien.

            Subsequent to the Chapter 7 filing, DC&A paid the trustee a non-refundable fee of $10,000 for a license to operate the business of e^2 Electronics in order to preserve the value of e^2 Electronics' assets. DC&A then moved for a court ordered sale, pursuant to which it would pay $100,000 for the assets. A condition of the trustee's agreement to this motion was that the $100,000 would be carved out of DC&A's secured claim, i.e., these funds would be available for the unsecured creditor's pool. At the hearing on the motion for court ordered sale, another interested party was present and bid on the assets. DC&A ultimately won the bidding at a price of $177,000. The court carved the first $100,000 out of DC&A's secured claim as stated above, but allowed DC&A to recover the additional $77,000 in partial satisfaction of its secured claim.

            DC&A subsequently sold the assets to Warren Power Systems, Inc., a subsidiary of the Company in consideration of the forgiveness by the Company of certain monies that it had loaned to DC&A.

            The assets and liabilities of e^2 Electronics, Inc. at the date of the filing petition is as follows:

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

            Based upon the information supplied to management by the Trustees, the prepetition liabilities net of the assets at June 30, 2001 , are as follows:

      Cash                                                    $    82,000
      Investments                                                  71,000
                                                              -----------
                                                                  153,000

      Accounts payable-trade                                      951,000
      Accrued expenses and other liabilities                      214,000
                                                              -----------
                                                                1,165,000
                                                              -----------

                                                              ($1,012,000)
                                                              ===========

NOTE 3 - ACCOUNTING POLICIES.

            In the opinion of management, all adjustments and accruals (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results, are reflected in the accompanying financial statements. Reflected in the accompanying financial statements. References should be made to Elgin Technologies, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

NOTE 4 - FINANCING.

      Secured Note Payable:

            In November 1998, the Company entered into a loan with a major stockholder. At March 31, 2001 and June 30,2001, $9,225,000 was outstanding under this facility. Since the Company has not made the required monthly stated interest payments of 10%, pursuant to the terms of the agreement, the holder of the note is entitled to raise the interest rate to 15% per annum. Accrued interest of $2,570,000 and $2,221,000 is outstanding at June 30, 2001 and March 31, 2001, respectively, which is included in accrued expenses and other liabilities in the accompanying financial statements. Interest charged to operations was $349,000 for the three months ended June 30, 2001 and $277,000 for the comparable period in fiscal period in fiscal 2000 at an average interest rate of 15%. The outstanding principal and accrued interest thereon is collateralized by all of the Company's assets. Additionally, at the holder's option, the principal outstanding indebtedness is convertible into the Company's common stock at $0.55 per share for the first $4,225,000 of the obligation, $0.20 per share for the next $1,050,000 of the obligation, $0.14 per share for $250,000 and $0.10 per share for $3,700,000 of the obligation.

            The beneficial conversion features of the above convertible debt transactions resulted in a charge to operations of imputed interest and a corresponding increase in additional paid-in capital of $1,000,000 for the three months ended June 30, 2000 and $0 for the three months ended June 30,2001.

NOTE 5 - CONTINGENCIES.

            The Company is subject to various legal proceedings and claims that are discussed in the Company's 2001 Form 10-K.

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

                                                            Power       Total
                                              Lighting     Systems     Company
                                              --------     -------     -------
Three months ending June 30, 2000:
  Net sales                                     $  8        $2,149        $2,157
  Net loss                                       445         1,834        $2,279
  Depreciation                                    --            16        $   16
  Research and development                        62           126        $  188
  Identifiable assets                             60         3,356        $3,416

Three months ending June 30, 2001:
  Net sales                                     $ --        $2,466        $2,466
  Net loss                                       186           748        $  934
  Depreciation                                                  18        $   18
  Research and development                        57            85        $  142
  Identifiable assets                            107         2,235        $2,342
                                                                              --

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

RESULTS OF OPERATIONS

SALES

      The Company had sales of $2,466,000 and $2,157,000 for the three months ended June 30,2001 and 2000 respectively. The increase in sales of $309,000 (14.3%) was mainly the result of orders from a major new customer that represented $1,635,000 in sales during the three months ended June30,2001. Management believes that sales trends for the Company's telecommunications products in the future will remain positive as market conditions continue to be strong. Although the Company has experienced an increase in sales for the current period over the same period last year, the market for telecommunications equipment has deteriorated significantly during the same period. This can be attributed to the general slowdown in the economy and specifically to the consolidation process taking place in certain segments of the telecommunications service provider customer base. To counter weakness in equipment sales, Management has increased the Company's E&I (Engineering and Installation) services operation to take advantage of business opportunities that have been available. Management believes that the market for equipment sales will remain soft in the very near term, but does believe that, over the long term, demands for new technologies and increased bandwidth will return demand for equipment to more sustainable growth pattern. The Company will focus on taking advantage of its increased presence in the E&I segment, which Management believes can show continued improvement in sales growth. In addition, the Company hopes to begin marketing its Master Lite product sometime during this fiscal year, which should have a positive effect on sales.

COST OF SALES

      The cost of sales for the three months ended June 30,2001 and 2000 were $2,220,000 and $2,168,000 (representing 90% and 100% of sales respectively). The slight improvement in the cost of sales can be attributed to positive contributions from streamlining the Company's product offerings to products with higher margins, which was somewhat offset by the reduction in equipment sales and increased E&I sales. The low volume levels for equipment sales that the company has experienced in both fiscal years has limited the margin contribution to fixed manufacturing costs resulting in nominal gross margins. Cost of sales consists of the costs for purchasing components and direct materials, costs for internally manufactured components, compensation and employee benefits for manufacturing and installation personnel, and overhead costs for purchasing, manufacturing and installation.

OPERATING EXPENSES

      Operating expenses were down $163,000 (17%) from $942,000 (44% of sales) in the first quarter 2000 to $779,000 (32% of sales) in 2001. Cost reductions and lower research and development were the major contributors to this reduction.

OTHER EXPENSES

      Other expenses decreased $923,000 (70%) from $1,325,000 (61% of sales) to $402,000 (16% of sales) in the first fiscal quarter of 2000 and 2001, respectively. The three months ending June 30, 2000 include $1,000,000 of imputed interest on the beneficial conversion feature of the convertible debt owed to a major shareholder. The remaining increase in interest from $325,000 to $402,000 resulted mostly from higher borrowings from the same major shareholder.

SUBSEQUENT EVENTS

      A major stockholder advanced the Company an additional $200,000 in July, 2001 for working capital. As per the facility agreement, the principal outstanding indebtedness is convertible by the holder into the Company's stock at $0.12 per share.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is subject to various legal proceedings and claims that are discussed in the Company's 2001 Form 10-K.

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

      (Not applicable)

ITEM 5. OTHER INFORMATION (Not applicable)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elgin Technologies, Inc.
------------------------
     (Registrant)


Date: August 13, 2001                  /s/ Michael J. Smith
      ---------------                  --------------------
                                       Name:  MICHAEL J. SMITH
                                       Title: EXECUTIVE VICE PRESIDENT AND
                                       CHIEF FINANCIAL OFFICER