Form 10QSB
period 2001-09-30
ELGIN TECHNOLOGIES INC
filed 2001-11-19
CIK 1107947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                         Commission File Number 0-30732
                         ------------------------------


                            Elgin Technologies, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)



               DELAWARE                                   95-4581906
               --------                                   ----------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


     10 Columbia Drive Amherst, NH                          03031
     ---------------------------------------              ---------
     (Address of principal executive office)             (Zip Code)


                                 (603) 598-4700
                                 --------------
              (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                                  ----
Securities registered pursuant to Section 12(g) of the Act:  Voting Common
                                                             -------------
Stock, $.000833 par value
-------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been
subject to such filing requirements, for the past 90 days. Yes X   No
                                                              ---    ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: Voting Common Stock, $.000833
                                                -----------------------------
par value per share - 17,463,300 shares as of September 30, 2001.
-----------------------------------------------------------------

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                               September  30, 2001



                                    I N D E X
                                    ---------


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

     Consolidated  Balance Sheets as at September 30, 2001 (Unaudited) and March
          31,  2001

     Consolidated  Statements of Operations
          For the Three Months Ended September 30, 2001 and 2000 and for the Six Months Ended September 30, 2001 and 2000 (Unaudited)

     Consolidated Statements of Changes in Capital Deficiency
          For the Six Months Ended September 30, 2001 (Unaudited) and for the Years Ended March 31, 2001 and 2000

     Consolidated  Statements  of  Cash Flows
          For  the  Six  Months  Ended  September  30, 2001 and 2000 (Unaudited)

     Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                     A S S E T S
                                     -----------


                                                       September 30,     March 31,
                                                           2001             2001
                                                      ---------------  --------------
                                                        (Unaudited)
Currents assets:
  Cash                                                $      237,089   $     105,882
  Accounts receivable, less allowances for
    doubtful accounts and customer deductions                677,932         498,024
  Inventories, at cost, less allowances for
    obsolescence, excess quantities and valuation          1,058,623       1,225,230
  Prepaid expenses and other current assets                  118,483          78,706
                                                      ---------------  --------------
        Total current assets                               2,092,127       1,907,842
                                                      ---------------  --------------

Property assets, net of accumulated depreciation             178,718         173,374

Security deposits and other assets                            26,226          26,349
                                                      ---------------  --------------

                                                      $    2,297,071   $   2,107,565
                                                      ===============  ==============

                       LIABILITIES AND CAPITAL DEFICIENCY
                       ----------------------------------

Current liabilities:
  Secured Note Payable                                $   10,025,000   $   9,225,000
  Current maturities of long-term debt                     1,589,712       1,665,309
  Due to affiliates                                          169,734         155,734
  Accounts payable                                         1,487,089         902,224
  Pre-petition liabilities                                 1,012,000       1,012,000
  Accrued expenses and other current liabilities           4,534,337       4,166,572
                                                      ---------------  --------------
        Total current liabilities                         18,817,872      17,126,839
                                                      ---------------  --------------

Deferred rent                                                 11,455          14,478

Long-term debt                                             1,796,332       1,919,620
Less:  Current maturities                                  1,589,712       1,665,309
                                                      ---------------  --------------
        Total long-term debt                                 206,620         254,311
                                                      ---------------  --------------

Capital deficiency:
  Common stock, $.000833 par value
    Authorized - 100,000,000 shares
    Issued - 17,463,300 shares at September 30, 2001
    Issued - 17,463,300 at March 31, 2001                     14,546          14,546
  Additional paid-in capital                              42,385,993      42,385,993
  Accumulated deficit                                   ( 59,139,415)   ( 57,688,602)
                                                      ---------------  --------------
        Total capital deficiency                        ( 16,738,876)   ( 15,288,063)
                                                      ---------------  --------------

                                                      $    2,297,071   $   2,107,565
                                                      ===============  ==============

            See notes to consolidated condensed financial statements.


--------------------------------------------------------------------------------

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      For the Three                  For the Six
                                      Months Ended                   Months Ended
                                      September 30,                  September 30,
                              ----------------------------  ----------------------------
                                  2001           2000           2001           2000
                              -------------  -------------  -------------  -------------
Net sales                     $  1,745,378   $  1,469,681   $  4,211,806   $  3,626,270
Cost of sales                    1,250,102      1,145,037      3,470,125      3,318,159
                              -------------  -------------  -------------  -------------
Gross margin                       495,276        324,644        741,681        308,111
                              -------------  -------------  -------------  -------------

Operating expenses:
  Selling                           75,087        167,427        174,745        326,150
  Research and development         153,878        153,760        296,531        341,486
  General and administrative       379,391        516,875        915,877      1,112,783
                              -------------  -------------  -------------  -------------
Total operating expenses           608,356        838,062      1,387,153      1,780,419
                              -------------  -------------  -------------  -------------

Loss from operations          (    113,080)  (    513,418)  (    645,472)  (  1,472,308)
                              -------------  -------------  -------------  -------------

Other expenses:
  Interest                         403,341        858,131        805,341      2,178,409

Net loss                      ($   516,421)  ($ 1,371,549)  ($ 1,450,813)  ($ 3,650,717)
                              =============  =============  =============  =============


Net loss per common share     ($      0.03)   ($     0.08)  ($      0.08)  ($      0.21)
                              =============  =============  =============  =============

Weighted average number of
  shares outstanding            17,463,300     17,591,601     17,463,300     17,591,601
                              =============  =============  =============  =============

            See notes to consolidated condensed financial statements.


--------------------------------------------------------------------------------

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

       CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 (Unaudited)
                      AND FOR THE YEAR ENDED MARCH 31, 2001

                                          Common Stock
                                    -----------------------
                                      Number                  Additional                     Total
                                        of                     Paid-In     Accumulated      Capital
                                      Shares       Amount      Capital       Deficit      Deficiency
                                    -----------  ----------  -----------  -------------  -------------

Balance at March 31, 2000           17,591,601   $  14,653   $40,035,886  ($51,120,688)  ($11,070,149)
Interest on convertible debt                 -           -     2,350,000             -      2,350,000
Cancellations due to settlements    (  128,301)  (     107)          107             -              -
Net loss for the year                        -           -             -  (  6,567,914)  (  6,567,914)
                                    -----------  ----------  -----------  -------------  -------------

Balance at March 31, 2001           17,463,300      14,546    42,385,993   (57,688,602)   (15,288,063)
                                    ===========  ==========  ===========  =============  =============

Net loss for the six months ended
  September 30,2001 (unaudited)              -           -             -  (  1,450,813)   ($1,450,813)
                                    -----------  ----------  -----------  -------------  -------------

Balance at September 30, 2001       17,463,300   $  14,546   $42,385,993  ($59,139,415)  ($16,738,876)
                                    ===========  ==========  ===========  =============  =============

                    See notes to consolidated condensed financial statements.


--------------------------------------------------------------------------------

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        For the Six
                                                        Months Ended
                                                        September 30,
                                                 ----------------------------
                                                     2001           2000
                                                 -------------  -------------
Cash flows from operating activities:
  Net loss                                        ($1,450,813)   ($3,650,717)
                                                 -------------  -------------
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Deferred Rent                                      (3,023)             -
    Accrued interest on debt                          780,819        527,131
    Depreciation and amortization                      35,214         72,083
    Provision for inventory obsolescence             (503,384)      (302,663)
    Interest on convertible debt                            -      1,500,000
    Provision for doubtful accounts                    31,541         (3,987)
    Increase (decrease) in cash flows as
        a result of changes in assets and
        liabilities and account balances:
      Accounts receivable                            (211,449)       184,248
      Inventories                                     669,991        693,049
      Prepaid expenses and other current assets       (39,777)         9,350
      Deposits and other assets                           123         84,620
      Accounts payable                                584,865       (437,712)
      Accrued expenses and other liabilities         (413,053)         9,240
                                                 -------------  -------------
  Total adjustments                                   931,867      2,335,359
                                                 -------------  -------------

Net cash used in operating activities                (518,946)    (1,315,358)
                                                 -------------  -------------

Cash flows used in investing activities:
  Property assets                                     (40,558)      (180,700)
                                                 -------------  -------------

Cash flows from financing activities:
    Payment/reduction of long term debt              (123,289)
    Proceeds from affiliates                           14,000
    Proceeds from (repayment of) debt                 800,000      1,500,000
                                                 -------------  -------------
Net cash provided by financing activities             690,711      1,500,000
                                                 -------------  -------------

Net increase in cash                                  131,207          3,942

Cash at beginning of year                             105,882        144,839
                                                 -------------  -------------

Cash at end of period                            $    237,089   $    148,781
                                                 =============  =============

          See notes to consolidated condensed financial statements.


--------------------------------------------------------------------------------

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                               For the Six
                                                              Months Ended
                                                              September 30,
                                                          ----------------------
                                                             2001        2000
                                                          ----------  ----------
Supplemental Disclosures of Cash Flow Information:
  Cash payments for:

    Interest expense                                      $    8,300  $        -
                                                          ==========  ==========

    Income taxes                                          $        -  $        -
                                                          ==========  ==========

Supplemental Schedules of Non Cash Financing Activities:

Conversion for debt to equity                             $        -  $        -
                                                          ==========  ==========

Interest on convertible debt                              $        -  $1,500,000
                                                          ==========  ==========

          See notes to consolidated condensed financial statements.


--------------------------------------------------------------------------------

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                AS AT SEPTEMBER  30, 2001 AND FOR THE SIX MONTHS
                  ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)


NOTE 1 -  REALIZATION OF ASSETS - GOING CONCERN.

          The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred substantial operating losses in each of its segments for the year ended March 31, 2001 and six months ended September 30, 2001. Management on June 1, 1998 placed its contract engineering division of its telecommunications segment into voluntary liquidation when management caused a filing under Chapter 7 of Title 11 of the United States Bankruptcy Code for its wholly-owned subsidiary, e2 Electronics, Inc. ("e2 Electronics"). The Court appointed a trustee who is liquidating the assets of e2 Electronics for the benefit of its creditors.

          The accompanying consolidated financial statements reflect a working capital deficiency of $15,219,000 and $16,726,000 at March 31, 2001 and September 30, 2001, respectively, of which $1,012,000 is attributable to the net obligations of e2 Electronics. Upon the conclusion of the liquidation of e2 Electronics, the capital deficiency at September 30, 2001, will decrease by the forgiveness of the net indebtedness of e2 Electronics of $1,012,000. For the six months ended September 30, 2001, the Company incurred losses from operations of $1,451,000 ($0.08 per share). The Company's primary source of cash has been the sale of its securities and loans from a major shareholder.

          The Company and/or its subsidiaries are defendants in a number of legal actions. In the opinion of management, the Company, in the event of an adverse ruling, could have a potential liability related to the bankruptcy proceedings of e2 Electronics, or Inverness Corporation and Menotomy Funding, LLC v. Elgin Technologies, Inc., that would have a material adverse effect on the Company's financial condition or results of operations.

          The substantial operating losses of the Company incurred through and subsequent to September 30, 2001, and the Company's limited ability to obtain financing other than from a major shareholder raises substantial doubt concerning the ability of the Company to realize its assets and pay its obligations as they mature in the ordinary course of business. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

          The new management team believes that it is possible to turn around the Company's financial performance and has begun implementing its business plan. This plan calls for focusing on two main performance areas, which are: 1) overhead reduction and 2) revenue/margin improvement.


--------------------------------------------------------------------------------

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

     Revenue margin improvement:

          The Company has a 60 year history of providing quality products to the industry, and management has repositioned its marketing of its products to focus on that history. Management has implemented new strategies to improve margins by focusing on those items in its product lines that have high margins and strong market demand. Current market conditions have led management to increase its capabilities in its engineering and installation business. By tailoring its product and service offerings and purchasing/staffing more efficiently, the Company is able to reduce its cost of goods sold component, thereby adding to margin improvement.

          In addition, the Company is completing its beta site testing of its Master Lite fluorescent product line. It is anticipated that the Company will be able to generate revenues from this product line in 2002.

NOTE   2 - BANKRUPTCY PROCEEDINGS - CHAPTER 7.

          On June 1, 1998, management filed a petition for its wholly owned subsidiary, e2 Electronics, Inc. ("e2 Electronics"), under Chapter 7 of Title 11 (a liquidation) of the United States Bankruptcy Code in the Western District of Pennsylvania of the United States Bankruptcy Court (the "Court"). e2 Electronics sought to have the court liquidate its assets and disburse the proceeds therefrom to its creditors for which the Court appointed a Trustee. The results of operations of e2 Electronics, after the filing, are not included in the accompanying consolidated financial statements because operations were conducted by the Court-appointed Trustee and all of e2 Electronics' records were transferred to the Trustee, and were not available for audit.

          On May 30, 2000, the Bankruptcy Trustee for e2 Electronics filed a Complaint to Avoid Fraudulent Transfer, to obtain Turnover of Property of the Estate, Equitable Subordination and Injunctive Relief in the Bankruptcy Court against Warren Power Systems, Inc. (a wholly-owned subsidiary of the Company), the Company, and DC&A Partners, Inc. However, the deadline for the defendants to answer the Complaint has been continued to give the parties an opportunity to negotiate for a cost-effective resolution of the Complaint by compromise and settlement, if possible. To that end, the Trustee propounded discovery requests, including interrogatories and requests for the production of documents, which defendants Warren Power Systems, Inc. and the Company have answered in detail. After the Trustee completes his due diligence with respect to a possible settlement, the parties will negotiate in earnest. The Company is now expecting a status conference to be held December 10, 2001 with the Trustee for possible negotiations and final resolution and settlement.

          Several years before e2 Electronics' June 1998 bankruptcy filing, e2 Electronics issued a secured promissory note (the "Note") to Star Bank, N.A., an institutional lender. The Note was secured by, inter alia, certain


--------------------------------------------------------------------------------
     assets of e2 Electronics that have an aggregate historical cost value of $915,000. In early 1998, the Note was approaching maturity. The principal and interest due under the Note at that time totaled $528,000. In order to maintain the validity of the security interest so that other creditors of e2 Electronics could not establish senior liens over the assets, the Company did not want e2 Electronics to fully pay and discharge the Note. Similarly the Company did not want to purchase the Note itself because it was concerned that such a purchase of the parent company of the debtor would allow a third party creditor to challenge the validity of the security interest. Accordingly, the Company proposed to its investment bankers, who had a substantial investment and interest in the Company, that they purchase the Note and security interest. The Company's investment bankers caused DC&A Partners, Ltd., a corporation that they controlled, to purchase the Note and security interest from Star Bank at par, making DC&A the holder of the secured lien.

          Subsequent to the Chapter 7 filing, DC&A paid the trustee a non-refundable fee of $10,000 for a license to operate the business of e2 Electronics in order to preserve the value of e2 Electronics' assets. DC&A then moved for a court ordered sale, pursuant to which it would pay $100,000 for the assets. A condition of the trustee's agreement to this motion was that the $100,000 would be carved out of DC &A's secured claim, i.e., these funds would be available for the unsecured creditor's pool. At the hearing on the motion for court ordered sale, another interested party was present and bid on the assets. DC&A ultimately won the bidding at a price of $177,000. The court carved the first $100,000 out of DC &A's secured claim as stated above, but allowed DC&A to recover the additional $77,000 in partial satisfaction of its secured claim.

          DC&A subsequently sold the assets to Warren Power Systems, Inc., a subsidiary of the Company in consideration of the forgiveness by the Company of certain monies that it had loaned to DC&A.

          The assets and liabilities of e2 Electronics at the date of the filing petition were as follows:

     Accounts receivable                $    210,000
     Rent deposits                            23,000
     Property assets                          20,000
     Investments                              71,000
     Inventories net of reserve
       for obsolescence of $1,560,000         13,000
                                        -------------
     Total assets                            337,000
                                        -------------

     Accounts payable-trade                  951,000
     Accrued expenses and other
       current liabilities                   214,000
     Loan payable - DC&A Partners Ltd.       600,000
                                        -------------
                                           1,765,000
                                        -------------

     Net liabilities                     ($1,428,000)
                                        =============


--------------------------------------------------------------------------------

          During the seven months ended December 1998 the rent deposit was utilized by the landlord for rent, which was charged to operations in the second quarter of fiscal 1999. The collection of the receivable resulted in the issuance of discounts and allowances of $28,000, which was charged to operations in the second quarter of 1999. The investments, management believes, are presently in the charge of the Trustees. The inventory, certain property and $100,000 in cash were given to DC&A in partial satisfaction of its secured loan. Since that time, management has not been able to obtain from the Trustees what, if any, additional changes to the assets and liabilities have occurred.

          Based upon the information supplied to management by the Trustees, the pre-petition liabilities net of the assets at September 30, 2001, are as follows:

     Cash                                    $     82,000
     Investments                                   71,000
                                             -------------
                                                  153,000
                                             -------------

     Accounts payable-trade                       951,000
     Accrued expenses and other liabilities       214,000
                                             -------------
                                                1,165,000
                                             -------------

                                              ($1,012,000)
                                             =============

NOTE  3 - ACCOUNTING POLICIES.

          In the opinion of management, all adjustments and accruals (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results, are reflected in the accompanying financial statements. Reflected in the accompanying financial statements. References should be made to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.


--------------------------------------------------------------------------------

NOTE   4 - INVENTORIES.

               The components of the inventories in determining the cost of sales are as follows:

                                 September 30,2001   March 31,2001
                                 ------------------  --------------

     Raw materials               $        1,373,000  $    1,785,000
     Work-in-process                         38,000         162,000
     Finished goods                         263,000         397,000
                                 ------------------  --------------
                                          1,674,000       2,344,000
     Allowance for obsolescence
       and disposal                         615,000       1,119,000
                                 ------------------  --------------

                                 $        1,059,000  $    1,225,000
                                 ==================  ==============

               Management estimates that the remaining $615,000 allowance for obsolescence at September 30, 2001 is sufficient for the continuing operating segments to dispose of its obsolete and excess inventory including a profit margin sufficient to cover the future costs to dispose of these excess assets.


NOTE 5 - PROPERTY ASSETS.

               Property assets, recorded at cost, consist of the following:

                                          September 30,2001   March 31,2001
                                         ------------------  --------------

      Machinery and equipment            $           82,000  $       64,000
      Furniture and fixtures                        143,000         120,000
      Leasehold improvements                        106,000         106,000
                                         ------------------  --------------
                                                    331,000         290,000
        Less:  Accumulated depreciation             152,000         117,000
                                         ------------------  --------------

                                         $          179,000  $      173,000
                                         ------------------  --------------

               Depreciation charged to operations in the three and six months ended September 30, 2001 was $17,000 and $18,000, respectively.

NOTE  6  - FINANCING.

     Secured Note Payable:

          In November 1998, the Company entered into a loan with a major stockholder. At March 31, 2001 and September 30,2001, $9,225,000 and $10,025,000 respectively was outstanding under this facility. Since the Company has not made the required monthly stated interest payments of 10%, pursuant to the terms of the agreement, the holder of the note is entitled to raise the interest rate to 15% per annum. Accrued interest of $2,931,000


--------------------------------------------------------------------------------
     and $2,221,000 is outstanding at September 30, 2001 and March 31, 2001, respectively, which is included in accrued expenses and other liabilities in the accompanying financial statements. Interest charged to operations was $710,000 for the six months ended September 30, 2001 and $586,000 for the comparable period in the previous year at an average interest rate of 15%. The outstanding principal and accrued interest thereon is collateralized by all of the Company's assets. Additionally, at the holder's option, the principal outstanding indebtedness is convertible into the Company's common stock at $0.55 per share for $4,225,000 of the obligation, $0.20 per share for $1,050,000 of the obligation, $0.14 per share for $250,000 of the obligation, $0.12 per share for $500,000 of the obligation, $0.10 per share for $3,700,000 of the obligation, and $0.05 per share for $300,000 of the obligation.

          The beneficial conversion features of the above convertible debt transactions resulted in a charge to operations of imputed interest and a corresponding increase in additional paid-in capital of $1,500,000 for the six months ended September 30, 2000. There was no charge made to operations for the corresponding period ending September 30, 2001 as there was no beneficial conversion feature.


NOTE  7  - CONTINGENCIES.

          The Company is subject to various legal proceedings and claims that are discussed in the Company's 2001 Form 10-KSB.

          The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company, in the event of an adverse ruling, could have a potential liability related to the bankruptcy proceedings of e2 Electronics, Inc., or Inverness Corporation and Menotomy Funding, LLC v. Elgin Technologies, Inc., that would have a material adverse effect on the Company's financial condition or results of operations.


--------------------------------------------------------------------------------

NOTE  8  - COMPANY OPERATIONS.

          The Company's operations are comprised of its lighting manufacturing and power system equipment manufacturing segments. Set forth below are sales, operating losses, depreciation, research and development costs and identifiable assets of the segments in thousands.

                                                          Power     Total
                                              Lighting   Systems   Company
                                              ---------  --------  --------

     Three months ending September 30, 2000:
       Net sales                              $       3  $  1,467  $  1,470
       Net loss                                     467       905  $  1,372
       Depreciation                                   -        12  $     12
       Research and development                      28       126  $    154
       Identifiable assets                           49      2621  $  2,670

     Three months ending September 30, 2001:
       Net sales                              $       -  $  1,745  $  1,745
       Net loss                                     131       385  $    516
       Depreciation                                   -        17  $     17
       Research and development                      27       127  $    154
       Identifiable assets                          105      2192  $  2,297

     Six months ending September 30, 2000:
       Net sales                              $      11  $  3,615  $  3,626
       Net loss                                     912     2,739  $  3,651
       Depreciation                                   -        28  $     28
       Research and development                      90       251  $    341
       Identifiable assets                           49     2,621  $  2,670

     Six months ending September 30, 2001:
       Net sales                              $       -  $  4,212  $  4,212
       Net loss                                     317     1,134  $  1,451
       Depreciation                                   -        35  $     35
       Research and development                      84       213  $    297
       Identifiable assets                          105     2,192  $  2,297


--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

SALES

     The Company had sales of $1,745,000 and $1,470,000 for the three months ended September 30,2001 and 2000 respectively an increase in sales of $275,000 (19%). For the six month period ending September 31, 2001 and 2000, sales increased $586,000 (16%). Both the three and six month increase was mainly the result of increased engineering and installation service orders from a major new customer. This customer accounted for 62% and 65% of sales in the three and six month periods ended September 30, 2001, respectively. Management believes that sales trends for the Company's telecommunications products in the future will remain positive as market conditions continue to be strong. Although the Company has experienced an increase in sales for the current period over the same period last year, the market for telecommunications equipment has deteriorated significantly during the same period. This can be attributed to the general slowdown in the economy and specifically to the consolidation process taking place in certain segments of the telecommunications service


--------------------------------------------------------------------------------
provider customer base. To counter weakness in equipment sales, Management has increased the Company's E&I (Engineering and Installation) services operation to take advantage of business opportunities that have become available. Management believes that the market for equipment sales will remain soft in the very near term, but does believe that, over the long term, demands for new technologies and increased bandwidth will return demand for equipment to more sustainable growth pattern. The Company will focus on taking advantage of its increased presence in the E&I segment, which Management believes can show continued improvement in sales growth. In addition, the Company hopes to begin marketing its Master Lite product sometime during the next fiscal year, which should have a positive effect on sales in the future.

GROSS MARGINS

     Gross margins improved by $171,000 from $324,000 (22% of sales) to $495,000 (28% of sales) for the three months ended September 30, 2001 and 2000. For the six months ended September 30, 2001 and 2000 gross margins improved $434,000 from $308,000 (9% of sales) to $742,000 (18% of sales). The improvement in gross margins can be mostly attributed to changes in sales mix to more profitable engineering and installation sales from lower margin product sales.

OPERATING EXPENSES

     Operating expenses were reduced $230,000 (27%) from $838,000 (57% of sales) to $608,000 (35% of sales) for the three months ending September 30, 2000 and 2001 respectively. For the six months ended September 30, 2000 and 2001, operating expenses decreased $393,000 (22%) from $1,780,000 (49% of sales) to $1,387,000 (33% of sales). Cost and staff reductions, lower research / development and legal fees were the major contributors to this reduction.

OTHER EXPENSES

     Interest expense decreased $455,000 (53%) from $858,000 (58% of sales) to $403,000 (23% of sales) in the second fiscal quarter of 2000 and 2001, respectively. For the six months ending September 30, 2000 and 2001, interest expense decreased $1,373,000 (63%) from $2,178,000 (60% of sales) to $805,000
(19% of sales). The three and six months ending September 30, 2000 include $500,000 and $1,500,000 respectively of imputed interest on the beneficial conversion feature of the convertible debt owed to a major shareholder. The remaining increase in interest of $45,000 and $127,000 for the same two comparative periods resulted mostly from higher borrowings from the same major shareholder.


--------------------------------------------------------------------------------

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings and claims that are discussed in the Company's 2001 Form 10-KSB.

     The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company, in the event of an adverse ruling, could have a potential liability related to the bankruptcy proceedings of e2 Electronics, Inc., or Inverness Corporation and Menotomy Funding, LLC v. Elgin Technologies, Inc., that would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES (Not applicable)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES (Not applicable)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (Not applicable)

ITEM 5.  OTHER INFORMATION  (Not applicable)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.


--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Elgin Technologies, Inc.
------------------------
      (Registrant)



Date:  November 16, 2001               /s/ Michael J. Smith
       -----------------               --------------------
                                       Name:  MICHAEL J. SMITH
                                       Title: EXECUTIVE VICE PRESIDENT AND
                                       CHIEF FINANCIAL OFFICER



--------------------------------------------------------------------------------