Form 10QSB
period 2001-12-31
ELGIN TECHNOLOGIES INC
filed 2002-02-19
CIK 1107947

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001

                         Commission File Number 0-30732
                         ------------------------------

                            Elgin Technologies, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)



                DELAWARE                              95-4581906
      ------------------------------                ---------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)


          10 Columbia Drive Amherst, NH                 03031
      -------------------------------------            --------
     (Address of principal executive office)          (Zip Code)

                                 (603) 598-4700
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date: Voting Common Stock, $.000833 par
                                               ---------------------------------
value per share - 17,463,300 shares as of December 31, 2001.
------------------------------------------------------------

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2001

                                    I N D E X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):
-----------------------------------------

     Consolidated Balance Sheets as at December 31, 2001 (Unaudited) and March 31, 2001

     Consolidated Statements of Operations
     For the Three Months Ended December 31, 2001 and 2000 and for the Nine Months Ended December 31, 2001 and 2000 (Unaudited)

     Consolidated Statements of Changes in Capital Deficiency
     For the Nine Months Ended December, 2001 (Unaudited) and for the Years Ended March 31, 2001 and 2000

     Consolidated Statements of Cash Flows
     For the Nine Months Ended December 31, 2001 and 2000 (Unaudited)

     Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations
        -------------------------


PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Item 2. Changes in Securities
-----------------------------

Item 3. Defaults upon Senior Securities
---------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Item 5. Other Information
-------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

                                    A S S E T S
                                    -----------

                                                      December 31,     March 31,
                                                          2001            2001
                                                     --------------  --------------
                                                      (Unaudited)
Currents assets:
  Cash                                               $      12,962   $     105,882
  Accounts receivable, less allowances for
    doubtful accounts and customer deductions              436,684         498,024
  Inventories, at cost, less allowances for
    obsolescence, excess quantities and valuation        1,043,789       1,225,230
  Prepaid expenses and other current assets                 75,273          78,706
                                                     --------------  --------------
        Total current assets                             1,568,708       1,907,842
                                                     --------------  --------------

Property assets, net of accumulated depreciation           164,033         173,374

Security deposits and other assets                          26,165          26,349
                                                     --------------  --------------

                                                     $   1,758,906   $   2,107,565
                                                     ==============  ==============

                  LIABILITIES AND CAPITAL DEFICIENCY
                  ----------------------------------

Current liabilities:
  Secured Note Payable                               $  10,175,000   $   9,225,000
  Current maturities of long-term debt                   1,476,549       1,665,309
  Due to affiliates                                        214,734         155,734
  Accounts payable                                       1,266,387         902,224
  Pre-petition liabilities                               1,012,000       1,012,000
  Accrued expenses and other current liabilities         5,003,734       4,166,572
                                                     --------------  --------------
        Total current liabilities                       19,148,404      17,126,839
                                                     --------------  --------------

Deferred rent                                               11,455          14,478

Long-term debt                                           1,780,169       1,919,620
Less:  Current maturities                                1,476,549       1,665,309
                                                     --------------  --------------
        Total long-term debt                               303,620         254,311
                                                     --------------  --------------

Capital deficiency:
  Common stock, $.000833 par value
    Authorized - 100,000,000 shares
    Issued - 17,463,300 shares at December 31, 2001
    Issued - 17,463,300 at March 31, 2001                   14,546          14,546
  Additional paid-in capital                            42,385,993      42,385,993
  Accumulated deficit                                 ( 60,105,112)   ( 57,688,602)
                                                     --------------  --------------
        Total capital deficiency                      ( 17,704,573)   ( 15,288,063)
                                                     --------------  --------------

                                                     $   1,758,906   $   2,107,565
                                                     --------------  --------------

                       See notes to financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      For the Three                 For the Nine
                                      Months Ended                  Months Ended
                                      December 31,                  December 31,
                              ----------------------------  ----------------------------
                                  2001           2000           2001           2000
                              -------------  -------------  -------------  -------------
Net sales                     $    643,976   $  1,709,435   $  4,855,782   $  5,335,706
Cost of sales                      640,745      1,252,444      4,110,871      4,570,591
                              -------------  -------------  -------------  -------------
Gross margin                         3,231        456,991        744,911        765,115
                              -------------  -------------  -------------  -------------

Operating expenses:
  Selling                           21,571        122,843        196,317        448,993
  Research and development         168,505        130,500        465,036        471,985
  General and administrative       345,438        507,995      1,261,313      1,620,791
                              -------------  -------------  -------------  -------------
Total operating expenses           535,514        761,338      1,922,666      2,541,769
                              -------------  -------------  -------------  -------------

Loss from operations           (   532,283)   (   304,347)   ( 1,177,755)   ( 1,776,654)
                              -------------  -------------  -------------  -------------

Other expenses:
  Interest                         433,414      1,121,453      1,238,755      3,299,863

Net loss                         ($965,697)   ($1,425,800)   ($2,416,510)   ($5,076,517)
                              =============  =============  =============  =============


Net loss per common share           ($0.05)        ($0.08)        ($0.14)        ($0.29)
                              =============  =============  =============  =============

Weighted average number of
  shares outstanding            17,591,601     17,591,601     17,591,601     17,591,601
                              =============  =============  =============  =============

                       See notes to financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

       CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

             FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 (Unaudited)
                      AND FOR THE YEAR ENDED MARCH 31, 2001

                                          Common Stock
                                     -----------------------
                                       Number                 Additional                      Total
                                         of                     Paid-In     Accumulated      Capital
                                       Shares       Amount      Capital       Deficit      Deficiency
                                     -----------  ----------  -----------  -------------  -------------

Balance at March 31, 2000            17,591,601    $14,653    $40,035,886  ($51,120,688)  ($11,070,149)
Interest on convertible debt              -           -        2,350,000         -          2,350,000
Cancellations due to settlements     (  128,301)  (    107)       107            -              -
Net loss for the year                     -           -            -       (  6,567,914)  (  6,567,914)
                                     -----------  ----------  -----------  -------------  -------------

Balance at March 31, 2001            17,463,300     14,546    42,385,993   (57,688,602)   (15,288,063)
                                     ===========  ==========  ===========  =============  =============

Net loss for the nine months ended
December 31,2001 (unaudited)              -           -            -       (  2,416,510)  ($2,416,510)
                                     -----------  ----------  -----------  -------------  -------------

Balance at December 31, 2001         17,463,300    $14,546    $42,385,993  ($60,105,112)  ($17,704,573)
                                     ===========  ==========  ===========  =============  =============

                       See notes to financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Nine
                                                         Months Ended
                                                         December 31,
                                                 ----------------------------
                                                     2001           2000
                                                 -------------  -------------
Cash flows from operating activities:
  Net loss                                        ($2,416,510)   ($5,076,517)
                                                 -------------  -------------
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Deferred Rent                                      (3,023)
    Accrued interest on debt                        1,313,939        854,952
    Depreciation and amortization                      49,899         96,379
    Provision for inventory obsolescence             (503,384)   (   282,663)
    Interest on convertible debt                                   2,250,000
    Provision for doubtful accounts                    (8,459)         7,770
    Increase (decrease) in cash flows as
        a result of changes in assets and
        liabilities and account balances:
      Accounts receivable                              69,799        192,324
      Inventories                                     684,824        725,373
      Prepaid expenses and other current assets         3,433    (     4,195)
      Deposits and other assets                           185         84,620
      Accounts payable                                364,163    (   754,464)
      Accrued expenses and other liabilities         (476,777)       111,956
                                                 -------------  -------------
  Total adjustments                                 1,494,599      3,282,052
                                                 -------------  -------------

Net cash used in operating activities                (921,911)   ( 1,794,465)
                                                 -------------  -------------

Cash flows used in investing activities:
  Property assets                                     (40,558)   (   176,324)
                                                 -------------  -------------

Cash flows from financing activities:
    Payment/reduction of long term debt
    Proceeds from affiliates                        1,009,000      2,250,000
    Proceeds from (repayment of) debt                (139,451)   (   263,638)
                                                 -------------  -------------
Net cash provided by financing activities             869,549      1,986,362
                                                 -------------  -------------

Net increase in cash                                  (92,920)        15,573

Cash at beginning of year                             105,882        144,839
                                                 -------------  -------------

Cash at end of period                            $     12,962   $    160,412
                                                 =============  =============

                       See notes to financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

                                  (Unaudited)

                                                              For the Nine
                                                              Months Ended
                                                              December 31,
                                                          --------------------
                                                            2001       2000
                                                          --------  ----------
Supplemental Disclosures of Cash Flow Information:
  Cash payments for:

    Interest expense                                      $  9,275  $    6,956
                                                          ========  ==========

    Income taxes                                          $      -  $        -
                                                          ========  ==========

Supplemental Schedules of Non Cash Financing Activities:

Conversion for debt to equity                             $      -  $        -
                                                          ========  ==========

Interest on convertible debt                              $      -  $2,250,000
                                                          ========  ==========

                       See notes to financial statements.

                    ELGIN TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                AS AT DECEMBER 31, 2001 AND FOR THE NINE MONTHS
                  ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)


NOTE 1 -  REALIZATION OF ASSETS - GOING CONCERN.

          The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred substantial operating losses in each of its segments for the year ended March 31, 2001 and nine months ended December 31, 2001. Management on June 1, 1998 placed its contract engineering division into voluntary liquidation when management caused a filing under Chapter 7 of Title 11 of the United States Bankruptcy Code for its wholly-owned subsidiary, e2 Electronics, Inc. ("e2 Electronics"). The Court appointed a trustee who is liquidating the assets of e2 Electronics for the benefit of its creditors.

          The accompanying consolidated financial statements reflect a working capital deficiency of $15,219,000 and $17,620,000 at March 31, 2001 and December 31, 2001, respectively, of which $1,012,000 is attributable to the net obligations of e2 Electronics. Upon the conclusion of the liquidation of e2 Electronics, the capital deficiency at December 31, 2001, will decrease by the forgiveness of the net indebtedness of e2 Electronics of $1,012,000. For the nine months ended December 31, 2001, the Company incurred losses from operations of $2,457,000 ($0.14 per share). The Company's primary source of cash has been the sale of its securities and loans from a major shareholder.

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

          The substantial operating losses of the Company incurred through and subsequent to December 31, 2001, and the Company's limited ability to obtain financing other than from a major shareholder raises substantial doubt concerning the ability of the Company to realize its assets and pay its obligations as they mature in the ordinary course of business. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

          Management believes that it is possible to turn around the Company's financial performance and has begun implementing its business plan. This plan calls for focusing on two main performance areas, which are: 1) overhead reduction and 2) revenue/margin improvement.

     Overhead reduction:

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

          In addition, the Company is completing its beta site testing of its Master Lite fluorescent product line. It is anticipated that the Company will be able to generate revenues from this product line during the 2002 calendar year.

NOTE  2 - BANKRUPTCY PROCEEDINGS - CHAPTER 7.

          On June 1, 1998, management filed a petition for its wholly owned subsidiary, e2 Electronics, Inc. ("e2 Electronics"), under Chapter 7 of Title 11 (a liquidation) of the United States Bankruptcy Code in the Western District of Pennsylvania of the United States Bankruptcy Court (the "Court"). e2 Electronics sought to have the court liquidate its assets and disburse the proceeds therefrom to its creditors for which the Court appointed a Trustee. The results of operations of e2 Electronics, after the filing, are not included in the accompanying consolidated finan-cial statements because operations were conducted by the Court-appointed Trustee and all of e2 Electronics' records were transferred to the Trustee, and were not available for audit.

          On May 30, 2000, the Bankruptcy Trustee for e2 Electronics filed a Complaint to Avoid Fraudulent Transfer, to obtain Turnover of Property of the Estate, Equitable Subordination and Injunctive Relief in the Bankruptcy Court against Warren Power Systems, Inc. (a wholly-owned subsidiary of the Company), the Company, and DC&A Partners, Inc. However, the deadline for the defendants to answer the Complaint has been continued to give the parties an opportunity to negotiate for a cost-effective resolution of the Complaint by compromise and settlement, if possible. To that end, the Trustee propounded discovery requests, including interrogatories and requests for the production of documents, which defendants Warren Power Systems, Inc. and the Company have answered in detail. After the Trustee completes his due diligence with respect to a possible settlement, the parties will negotiate in earnest. The Company is now expecting a status conference to be held March 3, 2002 with the Trustee for possible negotiations and final resolution and settlement.

          Several years before e2 Electronics' June 1998 bankruptcy filing, e2 Electronics issued a secured promissory note (the "Note") to Star Bank, N.A., an institutional lender. The Note was secured by, inter alia, certain assets of e2 Electronics that have an aggregate historical cost value of $915,000. In early 1998, the Note was approaching maturity. The principal and interest due under the Note at that time totaled $528,000. In order to maintain the validity of the security interest so that other creditors of e2 Electronics could not establish senior liens over the assets, the Company did not want e2 Electronics to fully pay and discharge the Note. Similarly the Company did not want to purchase the Note itself because it was concerned that such a purchase of the parent company of the debtor would allow a third party creditor to challenge the validity of the security interest. Accordingly, the Company proposed to its investment bankers, who had a substantial investment and interest in the Company, that they purchase the Note and security interest. The Company's investment bankers caused DC&A Partners, Ltd., a corporation that they controlled, to purchase the Note and security interest from Star Bank at par, making DC&A the holder of the secured lien.

          Subsequent to the Chapter 7 filing, DC&A paid the trustee a non-refundable fee of $10,000 for a license to operate the business of e2 Electronics in order to preserve the value of e2 Electronics' assets. DC&A then moved for a court ordered sale, pursuant to which it would pay $100,000 for the assets. A condition of the trustee's agreement to this motion was that the $100,000 would be carved out of DC &A's secured claim, i.e., these funds would be available for the unsecured creditor's pool. At the hearing on the motion for court ordered sale, another inter-ested party was present and bid on the assets. DC&A ultimately won the bidding at a price of $177,000. The court carved the first $100,000 out of DC &A's secured claim as stated above, but allowed DC&A to recover the additional $77,000 in partial satisfaction of its secured claim.

          DC&A subsequently sold the assets to Warren Power Systems, Inc., a subsidiary of the Company in consideration of the forgive-ness by the Company of certain monies that it had loaned to DC&A.

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

          Based upon the information supplied to management by the Trustees, the pre-petition liabilities net of the assets at December 31, 2001, are as follows:




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

NOTE  4 - INVENTORIES.

               The components of the inventories in determining the cost of sales are as follows:

                                   December 31,2001   March 31,2001
                                   -----------------  --------------

       Raw materials               $       1,419,000  $    1,785,000
       Work-in-process                        54,000         162,000
       Finished goods                        186,000         397,000
                                   -----------------  --------------
                                           1,659,000       2,344,000
       Allowance for obsolescence
         and disposal                        615,000       1,119,000
                                   -----------------  --------------

                                   $       1,044,000  $    1,225,000
                                   -----------------  --------------

          Management estimates that the remaining $615,000 allowance for obsolescence at December 31, 2001 is sufficient for the continuing operating segments to dispose of its obsolete and excess inventory including a profit margin sufficient to cover the future costs to dispose of these excess assets.


NOTE 5 - PROPERTY ASSETS.

          Property assets, recorded at cost, consist of the following:

                                    December 31,2001   March 31,2001
                                    -----------------  --------------

 Machinery and equipment            $          82,000  $       64,000
 Furniture and fixtures                       143,000         120,000
 Leasehold improvements                       106,000         106,000
                                    -----------------  --------------
                                              331,000         290,000
   Less:  Accumulated depreciation            167,000         117,000
                                    -----------------  --------------

                                    $         164,000  $      173,000
                                    =================  ==============

          Depreciation charged to operations in the three and nine months ended December 31, 2001 was $17,000 and $50,000, respectively.


NOTE 6  - FINANCING.

     Secured Note Payable:

          In November 1998, the Company entered into a loan with a major stockholder. At March 31, 2001 and December 31,2001, $9,225,000 and $10,175,000 respectively was outstanding under this facility. Since the Company has not made the required monthly stated interest payments of 10%, pursuant to the terms of the agreement, the holder of the note is entitled to raise the interest rate to 15% per annum. Accrued interest of $3,313,000 and $2,221,000 is outstanding at December 31, 2001 and March 31, 2001, respectively, which is included in accrued expenses and other liabilities in the accompanying financial statements. Interest charged to operations was $1,193,000 for the nine months ended December 31, 2001 and $914,000 for the comparable period in the previous year at an average interest rate of 15%. The outstanding principal and accrued interest thereon is collateralized by all of the Company's assets. Additionally, at the holder's option, the principal outstanding indebtedness is convertible into the Company's common stock at $0.55 per share for $4,225,000 of the obligation, $0.20 per share for $1,050,000 of the obligation, $0.14 per share for $250,000 of the obligation, $0.12 per share for $500,000 of the obligation, $0.10 per share for $3,700,000 of the obligation, $0.07 per share for $80,000, $0.06 per share for $70,000and $0.05 per share for $300,000 of the obligation.


          The beneficial conversion features of the above convertible debt transactions resulted in a charge to operations of imputed interest and a corresponding increase in additional paid-in capital of $2,250,000 for the nine months ended December 31, 2000. There was no charge made to operations for the corresponding period ending December 31, 2001, as there was no beneficial conversion feature.


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

                                                    Power     Total
                                        Lighting   Systems   Company
                                        ---------  --------  --------
Three months ending December 31, 2000:
  Net sales                             $       -  $  1,709  $  1,709
  Net loss                                    357     1,069  $  1,426
  Depreciation                                            9  $      9
  Research and development                     33        98  $    131
  Identifiable assets                          50      2545  $  2,595

Three months ending December 31, 2001:
  Net sales                             $       -  $    644  $    644
  Net loss                                    125       841  $    966
  Depreciation                                  -        15  $     15
  Research and development                     50       119  $    169
  Identifiable assets                         110      1649  $  1,759

Nine months ending December 31, 2000:
  Net sales                             $      11  $  5,325  $  5,336
  Net loss                                   1269     3,808  $  5,077
  Depreciation                                  -        37  $     37
  Research and development                    123       349  $    472
  Identifiable assets                          50     2,545  $  2,595

Nine months ending December 31, 2001:
  Net sales                                                  $      -
  Net loss                                    442     1,975  $  2,417
  Depreciation                                  -        50  $     50
  Research and development                    134       331  $    465
  Identifiable assets                         110      1649  $  1,759

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

RESULTS OF OPERATIONS

SALES

     The Company had sales of $644,000 and $1709,000 for the three months ended December 31,2001 and 2000 respectively, a decrease in sales of $1,065,000 (62%). For the nine month period ending December 31, 2001 and 2000, sales decreased
$480,000 (9%).    The decline in sales for the quarter can be contributed to several different factors. First, the telecommunications sector, as a whole, experienced a dramatic contraction as the economy slowed and lower business demand for telecommunications services exacerbated the problem of over-capacity. As a result, several large CLEC's (competitive local exchange companies) and international carriers, such as Global Crossing, were forced to declare bankruptcy further depressing the market for telecommunications equipment. Secondly, the events of September 11, 2001 caused many telecommunications companies to revise their capital spending budgets for new equipment and infrastructure build-out plans. This situation led to several large projects that the Company was working on during the quarter to be put on hold with our largest customer, which accounted for 34% of sales in the quarter For the nine months ended December 31, 2001 that customer accounted for 61% of sales. To counter weakness in equipment sales, Management has increased the Company's E&I (Engineering and Installation) services operation to take advantage of business opportunities that have become available. Management believes that the market for equipment sales will remain soft in the very near term, but does believe that, over the long term, demands for new technologies and increased bandwidth will return demand for equipment to more sustainable growth pattern. The Company will focus on taking advantage of its increased presence in the E&I segment, which Management believes can show continued improvement in sales growth. In addition, the Company hopes to begin marketing its Master Lite product sometime during the next fiscal year, which should have a positive effect on sales in the future.

GROSS MARGINS

     Gross margins decreased by $454,000 from $457,000 (27% of sales) to $3,000 (1% of sales) for the three months ended December 31, 2001 and 2000. For the nine months ended December 31, 2001 and 2000 gross margins decreased $20,000 from $765,000 (14% of sales) to $745,000 (15% of sales). The decrease in gross margins can be attributed to the lack of contribution to fixed operating costs resulting from the decrease in sales due to the abovementioned contraction in the telecommunications sector and the impact of September 11th on the economy.

OPERATING EXPENSES

     Operating expenses were reduced $226,000 (30%) from $761,000 (45% of sales) to $535,000 (83% of sales) for the three months ending September 30, 2000 and 2001 respectively. For the nine months ended December 31, 2000 and 2001, operating expenses decreased $619,000 (24%) from $2,542,000 (48% of sales) to $1,923,000 (40% of sales). Cost and staff reductions, lower research / development and legal fees were the major contributors to this reduction.

OTHER EXPENSES

     Interest expense decreased $688,000 (61%) from $1,121,000 (66% of sales) to $433,000 (67% of sales) in the third fiscal quarter of 2000 and 2001, respectively. For the nine months ending December 31, 2000 and 2001, interest expense decreased $2,061,000 (63%) from $3,300,000 (62% of sales) to $1,239,000
(26% of sales). The three and nine months ending December 31, 2000 include $750,000 and $2,250,000 respectively of imputed interest on the beneficial conversion feature of the convertible debt owed to a major shareholder. The remaining increase in interest of $52,000 and $189,000 for the same two comparative periods resulted mostly from higher borrowings from the same major shareholder.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES (Not applicable)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (Not applicable)

ITEM 5.  OTHER INFORMATION  (Not applicable)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Elgin Technologies, Inc.
 ------------------------
      (Registrant)



Date:  February 18, 2002               /s/ Michael J. Smith
       -----------------               ------------------------
                                       Name: MICHAEL J. SMITH
                                       Title: EXECUTIVE VICE PRESIDENT
                                       AND CHIEF FINANCIAL OFFICER